Form 10-Q
period 2019-09-30
Diamond Eagle Acquisition Corp. \ DE
filed 2019-11-13
CIK 1772757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
Or
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

As of November 13, 2019, there were 40,000,000 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 10,000,000 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

Diamond Eagle Acquisition Corp.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2019

Table of Contents

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Balance Sheet as of September 30, 2019 (Unaudited)	3

	Condensed Statements of Operations for the three months ended September 30, 2019 and for the period from March 27, 2019 (inception) through September 30, 2019 (Unaudited)	4

	Condensed Statement of Changes in Stockholders’ Equity for the period from March 27, 2019 (inception) to September 30, 2019 (Unaudited)	5

	Condensed Statement of Cash Flows for the period from March 27, 2019 (inception) to September 30, 2019 (Unaudited)	6

	Notes to Unaudited Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

	Signatures	21

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DIAMOND EAGLE ACQUISITION CORP.

CONDENSED BALANCE SHEET

September 30, 2019

(Unaudited)

ASSETS:
Current assets:
Cash and cash equivalents	$870,851
Prepaid expenses	280,605
Total current assets	1,151,456

Cash and investments held in Trust Account	402,624,209
Total Assets	$403,775,665

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$470,410
Total current liabilities	470,410

Deferred underwriting compensation	14,000,000
Total Liabilities	14,470,410

Class A common shares subject to possible redemptions; 38,430,525 shares at redemption value of approximately $10.00 per share	384,305,250

Stockholders' equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 1,569,475 shares issued and outstanding, (excluding 38,430,525 shares subject to possible redemption)	157
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 10,000,000 shares issued and outstanding	1,000
Additional paid-in capital	2,662,724
Retained earnings	2,336,124
Total stockholders' equity, net	5,000,005
Total liabilities and stockholders' equity	$403,775,665

See accompanying notes to condensed interim financial statements

DIAMOND EAGLE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2019	For the period from March 27, 2019 (inception) to September 30, 2019
Revenue	$-	$-
General and administrative expenses	247,387	433,756
Loss from operations	(247,387)	(433,756)
Other income - interest on Trust Account	2,195,999	3,390,875
Income before provision for income tax	1,948,612	2,957,119
Provision for income tax	(409,209)	(620,995)
Net income	$1,539,403	$2,336,124

Two Class Method:
Weighted average number of Class A common stock outstanding	40,000,000	40,000,000

Net income per common stock, Class A - basic and diluted	$0.04	$0.06

Weighted average number of Class B common stock outstanding	10,000,000	10,014,960

Net loss per common stock, Class B - basic and diluted	$(0.01)	$(0.01)

See accompanying notes to condensed interim financial statements

DIAMOND EAGLE ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the period from March 27, 2019 (inception) to September 30, 2019

(Unaudited)

	Common Stock						Total
	Class A		Class B		Additional	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Earnings	Equity
Issuance of common stock to initial shareholder at approximately $0.002 per share	-	$-	10,062,500	$1,006	$23,994	$-	$25,000
Net loss	-	-	-	-	-	(675)	(675)
Balance, March 31, 2019	-	-	10,062,500	1,006	23,994	(675)	24,325
Sale of Units to the public at $10.00 per unit	40,000,000	4,000	-	-	399,996,000	-	400,000,000
Underwriters' discount and offering expenses	-	-	-	-	(22,555,870)	-	(22,555,870)
Sale of 6,333,334 Private Placement Warrants at $1.50 per warrant	-	-	-	-	9,500,001	-	9,500,001
Forfeiture of Class B shares by initial shareholders	-	-	(62,500)	(6)	6	-	-
Change in value of common stock subject to possible redemption	(38,276,585)	(3,828)	-	-	(382,762,022)	-	(382,765,850)
Net income	-	-	-	-	-	797,396	797,396
Balance, June 30, 2019	1,723,415	172	10,000,000	1,000	4,202,109	796,721	5,000,002
Change in value of common stock subject to possible redemption	(153,940)	(15)	-	-	(1,539,385)	-	(1,539,400)
Net income	-	-	-	-	-	1,539,403	1,539,403
Balance, September 30, 2019	1,569,475	$157	10,000,000	$1,000	$2,662,724	$2,336,124	$5,000,005

See accompanying notes to condensed interim financial statements

DIAMOND EAGLE ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

For the period from March 27, 2019 (inception) to September 30, 2019
Cash flows from operating activities:
Net income	$2,336,124
Adjustments to reconcile net income to net cash used in operating activities:
Trust income reinvested in Trust Account	(3,390,875)
Changes in operating assets and liabilities:
Prepaid expenses	(280,605)
Accounts payable	246,085
Net cash used in operating activities	(1,089,271)

Cash flows from investing activities:
Principal deposited in Trust Account	(400,000,000)
Interest income released from Trust Account to pay taxes	766,666
Net cash used in investing activities	(399,233,334)

Cash flows from financing activities:
Proceeds from private placement of warrants	9,500,001
Proceeds from sale of Class A common stock	400,000,000
Payment of underwriters' discount	(8,000,000)
Payment of offering costs	(306,545)
Net cash provided by financing activities	401,193,456

Increase in cash during period	870,851
Cash at beginning of period	-
Cash at end of period	$870,851
Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$766,666

Supplemental disclosure of non-cash financing activities:
Deferred underwriting compensation	$14,000,000
Class A common stock subject to possible redemption	$384,305,250
Offering costs paid by sponsor in exchange for founder shares (Class B Common Stock)	$25,000
Deferred offering costs included in accounts payable	$224,325

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

The Company’s statement of operations includes a presentation of net income per share for common shares subject to redemption in a manner similar to the two-class method of net income (loss) per share. Net income (loss) per common share for basic and diluted Class A common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable franchise taxes of $133,334, working capital up to $250,000 annually, and income taxes, by the weighted average number of Class A common stock since issuance. Net loss per common share for basic and diluted for Class B common stock is calculated by dividing the net loss, which excludes income attributable to Class A common stock, by the weighted average number of Class B common stock outstanding for the period.

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

There were no unrecognized tax benefits as of September 30, 2019. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company's currently taxable income primarily consists of interest income on the Trust Account. The Company's general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months ended September 30, 2019, and the period from March 27, 2019 (inception) to September 30, 2019, the Company recorded income tax expense of $409,209 and $620,995, respectively.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

Sponsor Loans

The Sponsor agreed to loan the Company up to an aggregate of $300,000 by the issuance of an unsecured promissory note (the “Note”) to cover expenses related to the Public Offering. The Note was payable without interest on the earlier of December 31, 2019 or the completion of the Public Offering. Upon completion of the Public Offering, $60,875 under the Note was repaid in full. As of September 30, 2019, there was no outstanding balance under the Note.

Administrative Services Agreement

The Company entered into an administrative services agreement in which the Company will reimburse an affiliate of the Sponsor for office space, utilities and secretarial and administrative services provided to members of the Company’s management team in an amount not to exceed $15,000 per month. For the three months ended September 30, 2019 and the period from March 27, 2019 (inception) to September 30, 2019, the Company incurred $45,000 and $90,000, respectively, of administrative services expenses under the arrangement.

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

6. Trust Account

As of September 30, 3019, investment securities in the Company’s Trust Account consisted of $402,622,630 in United States Treasury Bills and another $1,579 held as cash. The Company classifies its Treasury Instruments and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments – Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet and adjusted for the amortization or accretion of premiums or discounts. The following table presents fair value information as of September 30, 2019 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In addition, the table presents the carrying value (held to maturity), excluding accrued interest income and gross unrealized holding gain. Since all of the Company’s permitted investments consist of U.S. government treasury bills and cash, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets as follows:

	Carrying Value	Gross Unrealized Holding Gain	Quoted Prices in Active Markets (Level 1)
U.S. Government Treasury Securities as of September 30, 2019(1)	$402,622,630	$34,420	$402,657,050

(1)	Maturity date October 8, 2019. Reinvested on October 9, 2019.

7. Stockholders’ Equity

Class A Common Stock - The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. At September 30, 2019, there were 40,000,000 shares of Class A common stock issued and outstanding of which, 38,430,525 were classified outside of permanent equity.

Class B Common Stock - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At September 30, 2019, there were 10,000,000 shares of Class B common stock issued and outstanding.

Preferred stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At September 30, 2019, there were no shares of preferred stock issued or outstanding.

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

For the three months ended September 30, 2019, we had a net income of $1,539,403. The income for the three months ended September 30, 2019 relates to earnings on the Trust Account assets offset by general and administrative costs, estimated taxes, and management fees for administrative services.

For the period from March 27, 2019 (inception) to September 30, 2019, we had a net income of $2,336,124. The income for the period from March 27, 2019 (inception) to September 30, 2019 relates to earnings on the Trust Account assets offset by general and administrative costs, estimated taxes, and management fees for administrative services.

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

As of September 30, 2019, we had an unrestricted balance of $870,851 as well as cash and accrued interest held in trust of $402,624,209. Our working capital needs will be satisfied through the funds, held outside of the Trust Account, from the Public Offering. Interest on funds held in the Trust Account may be used to fund our working capital requirements (subject to an annual limit of $250,000) and/or to pay taxes. Further, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Up to $1,500,000 of such loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. The terms of such loans have not been determined and no written agreements exist with respect to such loans.

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangement

We did not have any off-balance sheet arrangement as of September 30, 2019.

Contractual Obligation

As of September 30, 2019, we did not have any long-term debt, capital or operating lease obligations.

We entered into an administrative services agreement in which the Company will pay the Sponsor for office space and secretarial and administrative services provided to members of the Company’s management team, in an amount not to exceed $15,000 per month.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2019, we were not subject to any material market or interest rate risk. As of September 30, 2019, the net proceeds of the Public Offering and the Private Placement Warrants, including amounts in the Trust Account, were invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there was no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

We paid a total of $8,000,000 in underwriting discounts and commissions and $530,870 for other costs and expenses related to the Public Offering. Deutsche Bank Securities Inc. and Goldman Sachs & Co. LLC, representatives of the several underwriters in the Public Offering, received a portion of the underwriting discounts and commissions related to the Public Offering. After deducting the underwriting discounts and commissions and incurred offering costs, the total net proceeds from our Public Offering and the sale of the Private Placement Warrants was $400,969,131, of which $400,000,000 (or $10.00 per unit sold in the Public Offering) was placed in the Trust Account. We also repaid $60,875 in non-interest bearing loans made to us by our Sponsor to cover expenses related to the Public Offering. Other than as described above, no payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates.

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

DIAMOND EAGLE ACQUISITION CORP.

Date: November 13, 2019	By:	/s/ Eli Baker
Name: Eli Baker
Title: Chief Financial Officer and President
(Principal Financial Officer)

