Form 10-K
period 2019-12-31
Diamond Eagle Acquisition Corp. \ DE
filed 2020-03-12
CIK 1772757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________ TO ________

COMMISSION FILE NUMBER 001-38908

DIAMOND EAGLE ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	83-4578969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2121 Avenue of the Stars, Suite 2300
Los Angeles, California	90067
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 209-7280

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-third of one redeemable warrant	DEACU	The Nasdaq Stock Market LLC
Class A common stock, par value $0.0001 per share	DEAC	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Class A common stock, each at an exercise price of $11.50 per share	DEACW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the common stock held by non-affiliates of the registrant, computed as of June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $402,400,000.

As of March 11, 2020, the Registrant had 40,000,000 shares of its Class A common stock, $0.0001 par value per share, and 10,000,000 shares of its Class B common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this report that are not purely historical are forward-looking statements. Our forward- looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward- looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward- looking statements in this Annual Report on Form 10-K may include, for example, statements about:

•	our ability to complete our initial business combination with DraftKings, Inc. and SBTech (Global) Limited, or any other initial business combination;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential investment opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the Trust Account (as described herein) or available to us from interest income on the Trust Account balance; or

•	our financial performance.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in this Annual Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

References in this report to “we,” “us” or the “Company” refer to Diamond Eagle Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Eagle Equity Partners, LLC, a Delaware limited liability company. References to our “initial stockholders” refer to the Sponsor and Harry E. Sloan.

ITEM 1. BUSINESS.

Introduction

We are a blank check company incorporated on March 27, 2019 as a Delaware corporation formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Exchange Act of 1934 (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash.

On May 14, 2019, we consummated our initial public offering (the “Public Offering”) of 40,000,000 units, including the issuance of 5,000,000 units as a result of the underwriters’ partial exercise of their over-allotment option. Each unit consists of one share of Class A common stock and one-third of one warrant. Each whole warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share. The units were sold at an offering price of $10.00 per unit, generating gross proceeds, before expenses, of $400,000,000. Prior to the consummation of the Public Offering, on March 28, 2019, the Sponsor purchased 10,062,500 shares of Class B common stock (the “Founder Shares”) in exchange for a capital contribution of $25,000, or $0.002 per share. On April 10, 2019, the Sponsor transferred 4,930,625 Founder Shares to Mr. Sloan for a purchase price of $12,250 (the same per-share purchase price initially paid by the Sponsor), resulting in the Sponsor holding 5,131,875 Founder Shares. The number of Founder Shares issued was determined based on the expectation that the Public Offering would be a maximum of 40,250,000 units and therefore that such Founder Shares would represent, on an as-converted basis, 20% of the outstanding shares of Class A common stock under the Public Offering. In connection with the underwriters’ partial exercise of their over-allotment option prior to the closing of the Public Offering, on May 14, 2019, the Sponsor and Mr. Sloan surrendered an aggregate of 62,500 Founder Shares (consisting of 31,875 by the Sponsor and 30,625 by Mr. Sloan) to us for no consideration, resulting in the Sponsor holding 5,100,000 Founder Shares and Mr. Sloan holding 4,900,000 Founder Shares. On December 31, 2019, our Sponsor transferred 20,000 Founder Shares to each of our independent directors, resulting in the Sponsor holding 5,020,000 Founder Shares, for the same per-share purchase price initially paid by our Sponsor.

Simultaneously with the consummation of the Public Offering, we consummated the private sale of an aggregate of 6,333,334 warrants, each exercisable to purchase one share of Class A common stock at $11.50 per share, to the Sponsor and Harry E. Sloan at a price of $1.50 per warrant, generating gross proceeds, before expenses, of approximately $9,500,000 (the “Private Placement”). On December 31, 2019, our Sponsor transferred 66,666 of such warrants to Scott Delman and 133,333 of such warrants to each of Joshua Kazam and Fredric Rosen for the same per-warrant purchase price initially paid by our Sponsor. The warrants sold in the Private Placement, or the private placement warrants, are identical to the warrants included in the units sold in the Public Offering, except that, so long as they are held by their initial purchasers or their permitted transferees, (i) they will not be redeemable by the Company, (ii) they (including the shares of Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the Company completes its initial business combination and (iii) they may be exercised by the holders on a cashless basis.

Upon the closing of the Public Offering and the Private Placement, $400,000,000 was placed in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”). Except for the withdrawal of interest to pay taxes, if any, and to fund our working capital requirements (subject to an annual limit of  $250,000), our amended and restated certificate of incorporation (the “Charter”) provides that none of the funds held in trust will be released from the Trust Account until the earlier of (i) the completion of our initial business combination; (ii) the redemption of any of the shares of Class A common stock sold as part of the units sold in our Public Offering (“public shares”) properly submitted in connection with a stockholder vote to amend the Charter to modify the substance or timing of our obligation to redeem 100% of the public shares if we do not complete an initial business combination by May 14, 2021 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity or (iii) the redemption of 100% of the public shares if we are unable to complete an initial business combination by May 14, 2021. The proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.

After the payment of underwriting discounts and commissions (excluding the deferred portion of $14,000,000 in underwriting discounts and commissions, which amount will be payable upon consummation of our initial business combination if consummated) and approximately $530,870 in expenses relating to the Public Offering, approximately $970,000 of the net proceeds of the Public Offering and Private Placement was not deposited into the Trust Account and was retained by us for working capital purposes. The net proceeds deposited into the Trust Account remain on deposit in the Trust Account earning interest. As of December 31, 2019, there was $403,961,209 in investments and cash held in the Trust Account and $491,225 of cash held outside the Trust Account available for working capital purposes. As of December 31, 2019, $1,149,999 of the funds had been withdrawn from the Trust Account to pay the Company's income taxes.

On December 22, 2019, we entered into a business combination agreement (the “Business Combination Agreement”) with DraftKings Inc., a Delaware corporation (“DK”), SBTech (Global) Limited, a company limited by shares, incorporated in Gibraltar and continued as a company under the Isle of Man Companies Act 2006, with registration number 014119V (“SBT”), the shareholders of SBT (the “SBT Sellers”), Shalom Meckenzie, in his capacity as the SBT Sellers’ Representative, DEAC NV Merger Corp., a Nevada corporation and a wholly-owned subsidiary of the Company (“DEAC Nevada”) and DEAC Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), pursuant to which (i) the Company will change its jurisdiction of incorporation to Nevada by merging with and into DEAC Nevada, with DEAC Nevada surviving the merger (the “reincorporation”), (ii) Merger Sub will merge with and into DK with DK surviving the merger (the “DK Merger”), and (iii) immediately following the DK Merger, New DraftKings (as defined below) will acquire all of the issued and outstanding share capital of SBT. Upon consummation of the transactions contemplated by the Business Combination Agreement (the “Business Combination”), DraftKings and SBT will become wholly owned subsidiaries of DEAC Nevada, which will be renamed “DraftKings Inc.” and is referred to herein as “New DraftKings” both as of the time of the reincorporation and following such name change.

Consummation of the transactions contemplated by the Business Combination Agreement are subject to customary conditions of the respective parties, including the approval of the Business Combination Agreement, the Business Combination and certain other actions related thereto by the Company’s stockholders, certain approvals or other determinations from certain gaming regulatory authorities, as applicable, and the availability of a minimum amount of cash in the Trust Account (and/or from other specified sources, if necessary), after giving effect to redemptions by the Company’s public stockholders, if any.

For additional information regarding DK, SBT, the Business Combination Agreement and the Business Combination, see the Proxy Statement/Prospectus initially filed by DEAC Nevada on January 6, 2020.

Other than as specifically discussed, this report does not assume the closing of the Business Combination.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash held in the Trust Account, our equity, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our shares of Class A common stock, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

Selection of Target Businesses

While we may pursue an acquisition opportunity in any business industry or sector, we intend to focus on identifying a business combination opportunity in industries or sectors that complement our management team’s background, and to capitalize on the ability of our management team to identify, acquire and operate a business, focusing on the media and entertainment sectors in the United States or globally. We believe our management team is well positioned to take advantage of the growing set of investment opportunities focused in the media and entertainment sectors, to create value for our stockholders, and that our contacts and sources, ranging from owners of private and public companies, private equity funds, investment bankers, attorneys, accountants and business brokers in these sectors will allow us to generate attractive acquisition opportunities. Our Charter prohibits us from effectuating a business combination with another blank check company or similar company with nominal operations.

Our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial business combination. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority, or FINRA, with respect to the satisfaction of such criteria. We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares of common stock subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses even if the acquisitions of the target businesses are not closed simultaneously.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. We will not pay any consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our initial business combination.

Redemption Rights for Holders of Public Shares Upon Consummation of Our Initial Business Combination

We will provide our stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of our initial business combination, including interest earned on the funds held in the Trust Account and not previously released to us to fund our working capital requirements (subject to an annual limit of  $250,000) and/or to pay our taxes, divided by the number of then outstanding public shares, subject to certain limitations. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our initial stockholders, Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares and any public shares they may acquire during or after the Public Offering in connection with the completion of our business combination.

Conduct of Redemptions Pursuant to Tender Offer Rules

If we conduct redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), we will, pursuant to our Charter: (a) conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and (b) file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Submission of Our Initial Business Combination to a Stockholder Vote

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. In such case, our initial stockholders, Sponsor, officers and directors have agreed to vote their Founder Shares and any public shares purchased during or after the Public Offering in favor of our initial business combination. Each public stockholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. In addition, our initial stockholders, Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares and public shares in connection with the completion of our initial business combination.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, initial stockholders, directors, executive officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds held in the Trust Account will be used to purchase shares or public warrants in such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of any such purchases of shares could be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or (ii) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrantholders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A common stock or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Limitation on Redemption Rights Upon Completion of Our Initial Business Combination If We Seek Stockholder Approval

Notwithstanding the foregoing redemption rights, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our Charter provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 20% of the shares sold in the Public Offering. We believe the restriction described above will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to redeem their shares as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 20% of the shares sold in the Public Offering could threaten to exercise its redemption rights against a business combination if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem to no more than 20% of the shares sold in the Public Offering, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including all shares held by those stockholders that hold more than 20% of the shares sold in the Public Offering) for or against our initial business combination.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our Charter provides that we will have until May 14, 2021 to complete our initial business combination. If we are unable to complete our initial business combination by May 14, 2021, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to fund our working capital requirements (subject to an annual limit of $250,000) (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject, in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by May 14, 2021.

Competition

In identifying, evaluating and selecting a target business for our business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events (e.g., changes in corporate control, acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business and bankruptcy) in a Current Report on Form 8-K. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov. In addition, the Company will provide copies of these documents without charge upon request from us in writing at 2121 Avenue of the Stars, Suite 2300, Los Angeles, CA 90067 or by telephone at (310) 209-7280.

ITEM 1A. RISK FACTORS.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K and the prospectus associated with our initial public offering, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. For risk factors related to the Business Combination, see the Proxy Statement/Prospectus initially filed by DEAC Nevada on January 6, 2020.

We are a recently formed blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently formed blank check company established under the laws of the State of Delaware with no operating results, and we will not commence operations until obtaining funding through the Public Offering. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our business combination. If we fail to complete our business combination, we will never generate any operating revenues.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We may choose not to hold a stockholder vote to approve our initial business combination if the business combination would not require stockholder approval under applicable law or stock exchange listing requirement. Except for as required by applicable law or stock exchange requirement, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our common stock do not approve of the business combination we complete.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.

You will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination by May 14, 2021 may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by May 14, 2021. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination by May 14, 2021, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and complete our initial business combination by May 14, 2021. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to fund our working capital requirements (subject to an annual limit of  $250,000) (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

If we seek stockholder approval of our initial business combination, our sponsor, initial stockholders, directors, executive officers, advisors and their affiliates may elect to purchase shares or public warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our Sponsor, initial stockholders, directors, executive officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase shares or public warrants in such transactions.

In the event that our Sponsor, initial stockholders, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrantholders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A common stock or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

If a public stockholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our business combination. Despite our compliance with these rules, if a stockholder fails to receive our proxy materials or tender offer documents, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or submit public shares for redemption. For example, we intend to require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. In the event that a stockholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed.

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our Charter to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by May 14, 2021 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of our public shares if we are unable to complete an initial business combination by May 14, 2021, subject to applicable law and as further described herein. In addition, if our plan to redeem our public shares if we are unable to complete an initial business combination by May 14, 2021 is not completed for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, public stockholders may be forced to wait beyond May 14, 2021 before they receive funds from our Trust Account. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A common stock and warrants are listed on The Nasdaq Capital Market (“Nasdaq”). In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our share price would generally be required to be at least $4.00 per share and our stockholder’s equity would generally be required to be at least $5.0 million. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our units, Class A common stock and warrants are listed on Nasdaq, and, as a result, are “covered securities.” Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the Public Offering and the Private Placement are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 and have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means that we will have a longer period of time to complete our business combination than do companies subject to Rule 419. Moreover, if the Public Offering were subject to Rule 419, that rule would have prohibited the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial business combination.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 20% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 20% of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Charter provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 20% of the shares sold in the Public Offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our business combination. And as a result, you will continue to hold that number of shares exceeding 20% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only an estimated $10.00 per share on our redemption, and our warrants will expire worthless.

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Public Offering and the Private Placement, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a stockholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only an estimated $10.00 per share on our redemption, and our warrants will expire worthless.

If the net proceeds of the Public Offering not being held in the Trust Account are insufficient to allow us to operate until May 14, 2021, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate until May 14, 2021, assuming that our initial business combination is not completed during that time. We cannot assure you that we will have enough funds available to to us outside of the Trust Account to allow us to operate until at least May 14, 2021; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may only receive an estimated $10.00 per share on our redemption, and our warrants will expire worthless.

If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public stockholders may only receive an estimated $10.00 per share on our redemption of our public shares, and our warrants will expire worthless.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination or thereafter. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the Trust Account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per public share initially held in the Trust Account, due to claims of such creditors. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of   (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public stockholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of  (i) $10.00 per share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, in each case less taxes payable, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public stockholders may be reduced below $10.00 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account and to not seek recourse against the Trust Account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, by paying public stockholders from the Trust Account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities, each of which may make it difficult for us to complete our business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Trust Account is intended as a holding place for funds pending the earlier to occur of either: (i) the completion of our primary business objective, which is a business combination; or (ii) absent a business combination within 24 months from the closing of the Public Offering or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only an estimated $10.00 per share on our redemption, and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by May 14, 2021 may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following May 14, 2021 in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we do not comply with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by May 14, 2021 is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

You will not be permitted to exercise your warrants unless we register and qualify the underlying Class A common stock or certain exemptions are available.

If the issuance of the Class A common stock upon exercise of the warrants is not registered, qualified or exempt from registration or qualification under the Securities Act and applicable state securities laws, holders of warrants will not be entitled to exercise such warrants and such warrants may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A common stock included in the units.

We have not registered the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws. However, under the terms of the warrant agreement, we have agreed to use our best efforts to file a registration statement covering such shares and maintain a current prospectus relating to the Class A common stock issuable upon exercise of the warrants. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order.

If the shares of Class A common stock issuable upon exercise of the warrants are not registered under the Securities Act, under the terms of the warrant agreement, holders of warrants who seek to exercise their warrants will not be permitted to do so for cash and, instead, will be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption.

In no event will warrants be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration or qualification is available.

If our shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of  “covered securities” under Section 18(b)(1) of the Securities Act, we may, at our option, not permit holders of warrants who seek to exercise their warrants to do so for cash and, instead, require them to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act; in the event we so elect, we will not be required to file or maintain in effect a registration statement or register or qualify the shares underlying the warrants under applicable state securities laws, and in the event we do not so elect, we will use our best efforts to register or qualify the shares underlying the warrants under applicable state securities laws to the extent an exemption is not available.

In no event will we be required to net cash settle any warrant, or issue securities (other than upon a cashless exercise as described above) or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws.

You may only be able to exercise your public warrants on a “cashless basis” under certain circumstances, and if you do so, you will receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

The warrant agreement provides that in the following circumstances holders of warrants who seek to exercise their warrants will not be permitted to do for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the shares of Class A common stock issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the terms of the warrant agreement; (ii) if we have so elected and the shares of Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of  “covered securities” under Section 18(b)(1) of the Securities Act; and (iii) if we have so elected and we call the public warrants for redemption. If you exercise your public warrants on a cashless basis, you would pay the warrant exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the excess of the “fair market value” of our shares of Class A common stock (as defined in the next sentence) over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the shares of Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

The grant of registration rights to our initial stockholders and holders of our private placement warrants may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our shares of Class A common stock.

Pursuant to an agreement entered into concurrently with the Public Offering, our initial stockholders and their permitted transferees can demand that we register the shares of Class A common stock into which Founder Shares are convertible, holders of our private placement warrants and their permitted transferees can demand that we register the private placement warrants and the Class A common stock issuable upon exercise of the private placement warrants and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the Class A common stock issuable upon conversion of such warrants. The registration rights will be exercisable with respect to the Founder Shares and the private placement warrants and the Class A common stock issuable upon exercise of such private placement warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the shares of common stock owned by our initial stockholders, holders of our private placement warrants or holders of our working capital loans or their respective permitted transferees are registered.

Because we are not limited to evaluating a target business in a particular industry sector or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We will seek to complete a business combination with an operating company in the media or entertainment industries, but may also pursue acquisition opportunities in other sectors, except that we will not, under our Charter, be permitted to effectuate our business combination with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

Past performance by our management team and their affiliates may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our management team or businesses associated with them is presented for informational purposes only. Past performance by our management team is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of the performance of our management team’s or businesses associated with them as indicative of our future performance of an investment in us or the returns we will, or is likely to, generate going forward.

We may seek business combination opportunities in industries or sectors that may be outside of our management’s areas of expertise.

We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a business combination candidate.

Although we identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only an estimated $10.00 per share on our redemption, and our warrants will expire worthless.

We are not required to obtain an opinion from an independent accounting or investment banking firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our stockholders from a financial point of view.

Unless we complete our business combination with an affiliated entity, we are not required to obtain an opinion from an independent accounting firm or independent investment banking firm that is a member of FINRA that the price we are paying is fair to our stockholders from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination.

We may issue additional shares of Class A common stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the Founder Shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our Charter. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our Charter authorizes the issuance of up to 380,000,000 shares of Class A common stock, par value $0.0001 per share, 20,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. There are 340,000,000 and 10,000,000 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B common stock. The Class B common stock is automatically convertible into Class A common stock at the time of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein. There are no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional shares of Class A common stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock to redeem the warrants at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our Charter provides, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our Charter to (x) extend the time we have to consummate a business combination beyond May 14, 2021 or (y) amend the foregoing provisions. These provisions of our Charter, like all provisions of our Charter, may be amended with a stockholder vote. The issuance of additional shares of common stock or shares of preferred stock:

•	may significantly dilute the equity interest of investors in the Public Offering;

•	may subordinate the rights of holders of Class A common stock if shares of preferred stock are issued with rights senior to those afforded our Class A common stock;

•	could cause a change in control if a substantial number of shares of Class A common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.

Unlike some other similarly structured special purpose acquisition companies, our initial stockholders will receive additional shares of Class A common stock if we issue certain shares to consummate an initial business combination.

The Founder Shares will automatically convert into shares of Class A common stock concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with our initial business combination, the number of shares of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of shares of Class A common stock outstanding after such conversion (after giving effect to any redemptions of shares of Class A common stock by public stockholders), including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding any shares of Class A common stock or equity-linked securities or rights exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the initial business combination and any private placement warrants issued to our sponsor, officers or directors upon conversion of working capital loans, provided that such conversion of Founder Shares will never occur on a less than one-for-one basis. This is different than some other similarly structured special purpose acquisition companies in which the initial stockholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to our initial business combination.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only an estimated $10.00 per share on our redemption, and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only an estimated $10.00 per share on our redemption, and our warrants will expire worthless.

We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Delaware law. However, we believe the ability of such individuals to remain with us after the completion of our business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our Charter provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Delaware law and we or our stockholders might have a claim against such individuals for infringing on our stockholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, executive officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers, directors or existing holders. Our directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our Sponsor, executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since our Sponsor, executive officers and directors will lose their entire investment in us if our business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On March 28, 2019, our Sponsor purchased an aggregate of 10,062,500 Founder Shares in exchange for a capital contribution of  $25,000, or approximately $0.002 per share. On April 10, 2019, our Sponsor transferred 4,930,625 Founder Shares to Harry E. Sloan for a purchase price of  $12,250 (the same per-share price initially paid by our Sponsor), resulting in our Sponsor holding 5,131,875 Founder Shares. In connection with the underwriters’ partial exercise of their over-allotment option, on May 14, 2019, our Sponsor and Mr. Sloan surrendered an aggregate of 62,500 Founder Shares (consisting of 31,875 by our Sponsor and 30,625 by Mr. Sloan) for no consideration, resulting in our Sponsor holding 5,100,000 Founder Shares and Mr. Sloan holding 4,900,000 Founder Shares. On December 31, 2019, our Sponsor transferred 20,000 Founder Shares to each of our independent directors, resulting in our Sponsor holding 5,020,000 Founder Shares for the same per-share purchase price initially paid by our Sponsor. The Founder Shares will be worthless if we do not complete an initial business combination. In addition, our Sponsor and Harry E. Sloan have purchased an aggregate of 6,333,334 private placement warrants, each exercisable for one share of Class A common stock at $11.50 per share, for an aggregate purchase price of approximately $9,500,000, or  $1.50 per warrant, that will also be worthless if we do not complete our initial business combination. On December 31, 2019, our Sponsor transferred 66,666 private placement warrants to Scott Delman and 133,333 private placement warrants to each of Joshua Kazam and Fredric Rosen for the same per-warrant purchase price initially paid by our Sponsor. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 24-month anniversary of the closing of the Public Offering nears, which is the deadline for our completion of an initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this Annual Report on Form 10-K to issue any notes or other debt securities, or to otherwise incur outstanding debt following the Public Offering, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our Class A common stock;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of the Public Offering and the Private Placement, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from the Public Offering and the Private Placement will provide us with $386,000,000 that we may use to complete our initial business combination (excluding the $14,000,000, deferred underwriting commissions being held in the Trust Account).

We may effectuate our business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure a business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company acquires 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of Class A common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding Class A common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our stockholders or warrant holders do not agree.

Our Charter does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of deferred underwriters’ commissions (such that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares in connection with such initial business combination, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our Charter or governing instruments in a manner that will make it easier for us to complete our initial business combination that our stockholders may not support.

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our Charter will require the approval of holders of 65% of our common stock, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our Charter requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our Charter to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete an initial business combination by May 14, 2021. We cannot assure you that we will not seek to amend our Charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our Charter that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other special purpose acquisition companies. It may be easier for us, therefore, to amend our Charter to facilitate the completion of an initial business combination that some of our stockholders may not support.

Our Charter provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the Public Offering and the private placement of warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock entitled to vote thereon and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our Charter may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders, who collectively beneficially own approximately 20% of our common stock, may participate in any vote to amend our Charter and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our Charter which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our Charter.

Our Sponsor, executive officers, directors have agreed, pursuant to written agreements with us, that they will not propose any amendment to our Charter to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Public Offering or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to fund our working capital requirements (subject to an annual limit of  $250,000) and/or to pay our taxes, divided by the number of then outstanding public shares. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

Certain agreements related to the Public Offering may be amended without stockholder approval.

Each of the agreements related to the Public Offering to which we are a party, other than the warrant agreement and the investment management trust agreement, may be amended without stockholder approval. Such agreements are: the underwriting agreement; the letter agreement among us and our initial stockholders, Sponsor, officers and directors; the registration rights agreement among us and our initial stockholders; the private placement warrants purchase agreement among us, our Sponsor and Mr. Sloan; and the administrative services agreement among us, our Sponsor and an affiliate of our Sponsor. These agreements contain various provisions that our public stockholders might deem to be material. For example, our letter agreement and the underwriting agreement contain certain lock-up provisions with respect to the Founder Shares, private placement warrants and other securities held by our initial stockholders, Sponsor, officers and directors. Amendments to such agreements would require the consent of the applicable parties thereto and would need to be approved by our board of directors, which may do so for a variety of reasons, including to facilitate our initial business combination. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement. Any amendment entered into in connection with the consummation of our initial business combination will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to such initial business combination, and any other material amendment to any of our material agreements will be disclosed in a filing with the SEC. Any such amendments would not require approval from our stockholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, amendments to the lock-up provision discussed above may result in our initial stockholders selling their securities earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public stockholders may receive only an estimated $10.00 per share on our redemption, and our warrants will expire worthless.

Although we believe that the net proceeds of the Public Offering and the Private Placement will be sufficient to allow us to complete our initial business combination, because we have not yet selected any specific target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the Public Offering and the Private Placement prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment has made it especially difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public stockholders may receive only an estimated $10.00 per share on our redemption, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination.

Our initial stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own 20% of our issued and outstanding common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our Charter. If our initial stockholders purchase any additional shares of Class A common stock, this would increase their control. Neither our initial stockholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this prospectus. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our sponsor, is and will be divided into three classes, each of which will generally serve for a terms for three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of Class A common stock purchasable upon exercise of a warrant.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike most blank check companies, if  (x) we issue additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of our business combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to our initial stockholders or their affiliates, without taking into account any Founder Shares held by our initial stockholders or such affiliates, as applicable, prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 50% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination, and (z) the volume weighted average trading price of our Class A common stock during the 10 trading day period starting on the trading day after the day on which we consummate our business combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the Market Value, and the $18.00 per share redemption trigger price of the warrants will be adjusted (to the nearest cent) to be equal to 180% of the Market Value. This may make it more difficult for us to consummate a business combination with a target business.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of  $0.01 per warrant, provided that the closing price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption provided that on the date we give notice of redemption. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us for cash so long as they are held by their initial purchasers or their permitted transferees.

In addition, we may redeem your warrants after they become exercisable for a number of shares of Class A common stock determined based on the redemption date and the fair market value of our Class A common stock. In addition, such redemption may occur at a time when the warrants are “out-of-the-money,” in which case you would lose any potential embedded value from a subsequent increase in the value of the Class A common stock had your warrants remained outstanding.

Our warrants may have an adverse effect on the market price of our shares of Class A common stock and make it more difficult to effectuate our business combination.

We issued warrants to purchase 13,333,333 shares of our Class A common stock as part of the units sold in the Public Offering, and, simultaneously with the closing of the Public Offering, we issued in a private placement an aggregate of 6,333,334 private placement warrants, each exercisable to purchase one share of Class A common stock at $11.50 per share. In addition, if our Sponsor or an affiliate of our Sponsor or certain of our officers and directors makes any working capital loans, such lender may convert those loans into up to an additional 1,500,000 private placement warrants, at the price of $1.50 per warrant. To the extent we issue common stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding shares of Class A common stock and reduce the value of the Class A common stock issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

The private placement warrants are identical to the warrants sold as part of the units in the Public Offering except that, so long as they are held by their initial purchasers or their permitted transferees, (i) they will not be redeemable by us, (ii) they (including the shares of Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our Sponsor until 30 days after the completion of our initial business combination and (iii) they may be exercised by the holders on a cashless basis.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that the proxy statement with respect to the vote on an initial business combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”), or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the prior June 30th, or (2) our annual revenues exceeded$100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2020. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

Provisions in our Charter and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our shares of Class A common stock and could entrench management.

Our Charter contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred stock, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Provisions in our Charter and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Our Charter requires, unless we consent in writing to the selection of an alternative forum, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (iii) any action asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the DGCL or our Charter or bylaws, or (iv) any action asserting a claim against us, our directors, officers or employees governed by the internal affairs doctrine may be brought only in the Court of Chancery in the State of Delaware, except any claim (A) as to which the Court of Chancery of the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (C) for which the Court of Chancery does not have subject matter jurisdiction, or (D) any action arising under the Securities Act, as to which the Court of Chancery and the federal district court for the District of Delaware shall have concurrent jurisdiction. If an action is brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, a court may determine that this provision is unenforceable, and to the extent it is enforceable, the provision may have the effect of discouraging lawsuits against our directors and officers, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder.

Notwithstanding the foregoing, our Charter provides that the exclusive forum provision will not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, the provision may have the effect of discouraging lawsuits against our directors and officers.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.

If we effect a business combination with a company located outside of the United States, we would be subject to any special considerations or risks associated with companies operating in the target business’s home jurisdiction, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	local or regional economic policies and market conditions;

•	unexpected changes in regulatory requirements;

•	challenges in managing and staffing international operations;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	underdeveloped or unpredictable legal or regulatory systems;

•	corruption;

•	protection of intellectual property;

•	social unrest, crime, strikes, riots and civil disturbances;

•	regime changes and political upheaval;

•	terrorist attacks and wars; and

•	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

ITEM IB. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We currently sub-lease executive offices at 2121 Avenue of the Stars, Suite 2300, Los Angeles, CA 90067 from Global Eagle Acquisition LLC, an entity affiliated with our Sponsor and the members of our management team. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS.

As of December 31, 2019, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our units, Class A common stock and warrants are listed on Nasdaq under the symbols “DEACU,” “DEAC” and “DEACW”, respectively.

Holders

As of March 12, 2020, there was one holder of record of our units, one holder of record of our Class A common stock, six holders of record of our Class B common stock and six holders of record of our warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose units, Class A common stock and warrants are held of record by banks, brokers and other financial institutions.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

The sales of the Founder Shares and Private Placement Warrants to our Sponsor and our initial stockholders as described herein were deemed to be exempt from registration under the Securities Act, in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

Use of Proceeds

On May 10, 2019, our registration statement on Form S-l (File No. 333-230815) was declared effective by the SEC for the Public Offering pursuant to which we sold an aggregate of 40,000,000 units at an offering price to the public of $10.00 per unit for an aggregate offering price of $400,000,000, with each unit consisting of one share of Class A common stock and one-third of one warrant. Each whole warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share. Deutsche Bank Securities and Goldman Sachs & Co. LLC acted as representatives for the underwriters (the “Underwriters”). Our Public Offering did not terminate before all of the securities registered in our registration statement were sold. The Public Offering was consummated on May 14, 2019.

Net proceeds of $400,000,000 from the Public Offering and the Private Placement, including deferred underwriting discounts of approximately $14,000,000, are held in the Trust Account at December 31, 2019. We paid $8,000,000 in underwriting discounts and incurred offering costs of approximately $555,870 related to the Public Offering. In addition, the Underwriters agreed to defer approximately $14,000,000 in underwriting discounts, which amount will be payable when and if a business combination is consummated. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from the Public Offering as described in our final prospectus dated May 10, 2019, which was filed with the SEC.

ITEM 6. SELECTED FINANCIAL DATA.

As a “smaller reporting company,” we are not required to provide the information called for by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Forward-Looking Statements” appearing elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated as a Delaware corporation on March 27, 2019 and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Simultaneously with the consummation of the Public Offering, we consummated the private sale of an aggregate of 6,333,334 warrants, each exercisable to purchase one share of Class A common stock, par value $0.0001 per share (“Class A common stock”) at $11.50 per share, to Eagle Equity Partners, LLC (the “Sponsor”) and Harry E. Sloan at a price of $1.50 per warrant, generating gross proceeds, before expenses, of approximately $9,500,000 (the “Private Placement”). We intend to consummate an initial business combination using cash from the proceeds of our initial public offering (the “Public Offering”) that closed on May 14, 2019 (the “Closing Date”) and the Private Placement, and from additional issuances of, if any, our equity and our debt, or a combination of cash, equity and debt.

At December 31, 2019, we held cash of $491,225, current liabilities of $1,493,133 and deferred underwriting compensation of $14,000,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

Agreement for Business Combination

On December 22, 2019, we entered into a business combination agreement (the “Business Combination Agreement”) with DraftKings Inc., a Delaware corporation (“DK”), SBTech (Global) Limited, a company limited by shares, incorporated in Gibraltar and continued as a company under the Isle of Man Companies Act 2006, with registration number 014119V (“SBT”), the shareholders of SBT (the “SBT Sellers”), Shalom Meckenzie, in his capacity as the SBT Sellers’ Representative, DEAC NV Merger Corp., a Nevada corporation and a wholly-owned subsidiary of the Company (“DEAC Nevada”) and DEAC Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), pursuant to which (i) the Company will change its jurisdiction of incorporation to Nevada by merging with and into DEAC Nevada, with DEAC Nevada surviving the merger (the “reincorporation”), (ii) Merger Sub will merge with and into DK with DK surviving the merger (the “DK Merger”), and (iii) immediately following the DK Merger, New DraftKings (as defined below) will acquire all of the issued and outstanding share capital of SBT. Upon consummation of the transactions contemplated by the Business Combination Agreement (the “Business Combination”), DraftKings and SBT will become wholly owned subsidiaries of DEAC Nevada, which will be renamed “DraftKings Inc.” and is referred to herein as “New DraftKings” both as of the time of the reincorporation and following such name change.

DK is a digital sports entertainment and gaming company. DK provides users with daily fantasy sports, sports betting and iGaming opportunities. SBT’s principal business activities involve the design and development of sports betting and casino gaming platform software for online and retail sportsbook and casino gaming products.

The aggregate value of the consideration to be paid to DK and SBT shareholders in the Business Combination is approximately $2.7 billion, of which (A) approximately $2.055 billion will be paid to (i) the current equityholders of DK (the “DK Sellers”) in the form of shares of Class A common stock of New DraftKings (“New DraftKings Class A common stock”), valued at the redemption price for the Company’s public shares in the Business Combination, plus in the case of Jason Robins, such additional number of shares of Class B common stock of New DraftKings such that as of immediately following the completion of the Business Combination, Mr. Robins shall have approximately ninety percent (90%) of the voting power of the capital stock of New DraftKings on a fully-diluted basis, and (ii) holders of vested in-the-money options and warrants exercisable for DK equity in the form of newly issued options and warrants of New DraftKings exercisable for New DraftKings Class A common stock, and (B) approximately €590 million will be paid to the SBT Sellers and holders of vested options exercisable for equity of SBT, consisting of (i) €180 million in cash, subject to customary net debt and working capital adjustments as well as certain other specified items (the “Cash Consideration”) payable in respect of the ordinary shares of SBT and 30% of the in-the-money vested options of SBT and (ii) approximately €410 million in shares of New DraftKings Class A common stock, valued at the redemption price for the Company’s public shares in the Business Combination, and in the form of newly issued in-the-money vested options of New DraftKings exercisable for New DraftKings Class A common stock. Outstanding unvested options exercisable for DK or SBT equity (other than cashed-out options of SBT, for which the holders will receive a portion of the Cash Consideration for such options) will be converted into options exercisable for shares of New DraftKings Class A common stock. After the execution of the BCA, DK granted restricted stock units to certain of its employees, which will be converted into restricted stock units denominated in New DraftKings Class A common stock. The Cash Consideration will come from the following sources: (1) proceeds available from the Company’s trust account that it established in connection with the Public Offering (the “Trust Account”), after giving effect to any and all redemptions; and (2) proceeds from private placements of shares of the Company’s Class A common stock to certain institutional investors to occur immediately prior to the closing of the Business Combination, of which the Company currently has commitments for $304.7 million of proceeds.

The Business Combination also calls for additional agreements, including, among others, the Subscription Agreements and the Stockholders Agreement, as described elsewhere in the proxy statement/prospectus that DEAC Nevada initially filed with the SEC on January 6, 2020.

RESULTS OF OPERATIONS

Results of Operations

For the period from March 27, 2019 (date of inception) through December 31, 2019, we incurred a loss from operations of $1,857,305, including income tax of $944,494, which was offset by interest income from the Trust Account of $5,111,208. Through December 31, 2019, our efforts have been limited to organizational activities, activities relating to the Public Offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any revenues, other than interest income earned on the proceeds held in the Trust Account. As of December 31, 2019, $403,961,209 was held in the Trust Account (including $14,000,000 of deferred underwriting discounts and commissions and approximately $9,500,000 from the Private Placement) and we had cash outside of trust of $491,225 and $1,493,133 in accounts payable and accrued expenses.

Except for the withdrawal of interest to fund the Company’s working capital requirements (subject to an annual limit of $250,000) and/or to pay taxes, if any, our amended and restated certificate of incorporation (the “Charter”) provides that none of the funds held in trust will be released from the Trust Account (i) the completion of an initial business combination; (ii) the redemption of any of the shares of Class A common stock included in the units sold in the Public Offering (the “Units”) properly submitted in connection with a stockholder vote to amend the Charter to modify the substance or timing of the Company’s obligation to redeem 100% of the common stock included in the Units being sold in the Public Offering if the Company does not complete an initial business combination by May 14, 2021 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity or (iii) the redemption of 100% of the shares of Class A common stock included in the Units sold in the Public Offering if the Company is unable to complete a Business Combination by May 14, 2021. Through December 31, 2019, we have withdrawn $1,149,999 of funds from interest earned on the trust proceeds. Other than the deferred underwriting discounts and commissions, no amounts are payable to the underwriters of the Public Offering in the event of a business combination.

We have also agreed to reimburse an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of our management team, in an amount not to exceed $15,000 per month in the event that such space and/or services are utilized and we do not pay a third party directly for such services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. For the period from March 27, 2019 (date of inception) through December 31, 2019, the Company paid $90,000 under this agreement.

Going Concern Considerations and Capital Resources

For the period from March 27, 2019 (date of inception) through December 31, 2019, we incurred an aggregate of $1,237,757, for merger expenses, legal, accounting, and filing fees relating to our SEC reporting obligations and general corporate matters, and miscellaneous operating expenses.

We believe that we do not have sufficient liquidity to meet our current obligations and allow us to operate through May 14, 2021, assuming that an initial business combination is not consummated during that time. Over this time period, we currently anticipate incurring expenses for the following purposes:

•	due diligence and investigation of prospective target businesses;

•	legal and accounting fees relating to our SEC reporting obligations and general corporate matters;

•	structuring and negotiating an initial business combination, including the making of a down payment or the payment of exclusivity or similar fees and expenses; and

•	other miscellaneous expenses.

In connection with the Company’s assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern” as of December 31, 2019, the Company does not have sufficient liquidity to meet its current obligations. However, management has determined that the Company has access to funds from the Sponsor entity, in the form of Working Capital Loans, that are sufficient to fund the working capital needs of the Company until the earlier of the consummation of an initial business combination or a minimum one year from the date of issuance of the consolidated financial statements.

As indicated in the accompanying consolidated financial statements, at December 31, 2019, we had outside of trust cash in the amount of $491,225 and $1,493,133 in accounts payable and accrued expenses.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial agreements involving assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an administrative agreement to reimburse the Sponsor for office space, secretarial and administrative services provided to members of our management team by the Sponsor, members of the Sponsor, and our management team or their affiliates in an amount not to exceed $15,000 per month in the event such space and/or services are utilized and we do not pay a third party directly for such services, from the date of closing of the Public Offering. Upon completion of a business combination or our liquidation, we will cease paying these monthly fees.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Offering Costs

We comply with the requirements of Accounting Standards Codification (“ASC”) 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5 A, “Expenses of Offering.” We incurred offering costs in connection with our Public Offering of approximately $22,555,869, consisting principally of underwriter discounts of $22,000,000 (including approximately $14,000,000 of which payment is deferred) and approximately $555,869 of professional, printing, filing, regulatory and other costs were charged to stockholders’ equity upon completion of the Public Offering. Approximately $224,395 of such offering expenses were accrued but unpaid at December 31, 2019.

Redeemable Shares of Class A Common Stock

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

Net Income (Loss) per Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. We have not considered the effect of the warrants sold in the Public Offering (including the over-allotment) and private placement warrants to purchase approximately 13,333,333 and 6,333,334 shares of our Class A common stock, respectively, in the calculation of diluted income per share, since their inclusion would be anti-dilutive.

Our statement of operations includes a presentation of net income per share for common shares subject to redemption in a manner similar to the two-class method of net income (loss) per share. Net income (loss) per common share for basic and diluted Class A common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable franchise taxes of $153,971, working capital up to $250,000 annually, and income taxes, by the weighted average number of Class A common stock since issuance. Net loss per common share for basic and diluted for Class B common stock is calculated by dividing the net loss of $1,453,333, which excludes income attributable to Class A common stock, by the weighted average number of Class B common stock outstanding for the period.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company,” we are not required to provide the information called for by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Diamond Eagle Acquisition Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Diamond Eagle Acquisition Corp. (the “Company”) as of December 31, 2019, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows, for the period from March 27, 2019 (inception) to December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of  December 31, 2019, and the results of its operations and its cash flows for the period from March 27, 2019 (inception) to December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2019.

New York, New York

March 11, 2020

DIAMOND EAGLE ACQUISITION CORP.

CONSOLIDATED BALANCE SHEET

December 31, 2019

ASSETS:
Current assets:
Cash and cash equivalents	$491,225
Prepaid expenses	319,239
Total current assets	810,464

Cash and investments held in Trust Account	403,961,209
Total Assets	$404,771,673

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$1,493,133
Total current liabilities	1,493,133

Deferred underwriting compensation	14,000,000
Total Liabilities	15,493,133

Class A common shares subject to possible redemptions; 38,427,853 shares at approximately $10.00 per share	384,278,530

Stockholders' equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 1,572,147 shares issued and outstanding, (excluding 38,427,853 shares subject to possible redemption)	157
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 10,000,000 shares issued and outstanding	1,000
Additional paid-in capital	2,689,444
Retained earnings	2,309,409
Total stockholders' equity, net	5,000,010
Total liabilities and stockholders' equity	$404,771,673

See accompanying notes to consolidated financial statements

DIAMOND EAGLE ACQUISITION CORP.

CONSOLIDATED STATEMENT OF OPERATIONS

For the period from March 27, 2019 (inception) to December 31, 2019

Revenue	$-
General and administrative expenses	1,857,305
Loss from operations	(1,857,305)
Other income - interest on Trust Account	5,111,208
Income before provision for income tax	3,253,903
Provision for income tax	(944,494)
Net income	$2,309,409

Two Class Method:
Weighted average number of Class A common stock outstanding	40,000,000

Net income per common stock, Class A - basic and diluted	$0.09

Weighted average number of Class B common stock outstanding	10,010,045

Net loss per common stock, Class B - basic and diluted	$(0.15)

See accompanying notes to consolidated financial statements

DIAMOND EAGLE ACQUISITION CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS'  EQUITY

For the period from March 27, 2019 (inception) to December 31, 2019

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Issuance of common stock to initial shareholder at approximately $0.002 per share	-	$-	10,062,500	$1,006	$23,994	$-	$25,000
Sale of Units to the public at $10.00 per unit	40,000,000	4,000	-	-	399,996,000	-	400,000,000
Underwriters' discount and offering expenses	-	-	-	-	(22,555,869)	-	(22,555,869)
Sale of 6,333,334 Private Placement Warrants at $1.50 per warrant	-	-	-	-	9,500,000	-	9,500,000
Forfeiture of Class B shares by initial shareholders	-	-	(62,500)	(6)	6	-	-
Proceeds subject to possible redemption	(38,427,853)	(3,843)	-	-	(384,274,687)	-	(384,278,530)
Net income	-	-	-	-	-	2,309,409	2,309,409
Balance, December 31, 2019	1,572,147	$157	10,000,000	$1,000	$2,689,444	$2,309,409	$5,000,010

See accompanying notes to consolidated financial statements

DIAMOND EAGLE ACQUISITION CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

For the period from March 27, 2019 (inception) to December 31, 2019

Cash flows from operating activities:
Net income	$2,309,409
Adjustments to reconcile net income to net cash used in operating activities:
Trust income reinvested in Trust Account	(5,111,208)
Changes in operating assets and liabilities:
Prepaid expenses	(319,239)
Accounts payable	1,268,808
Net cash used in operating activities	(1,852,230)

Cash flows from investing activities:
Principal deposited in Trust Account	(400,000,000)
Cash withdrawn from Trust for income taxes	1,149,999
Net cash used in investing activities	(398,850,001)

Cash flows from financing activities:
Proceeds from promissory note - related party	60,675
Repayment of promissory note - related party	(60,675)
Proceeds from private placement of warrants	9,500,000
Proceeds from sale of Class A ordinary shares	400,000,000
Payment of underwriters' discount	(8,000,000)
Payment of offering costs	(306,544)
Net cash provided by financing activities	401,193,456

Increase in cash during period	491,225
Cash and equivalents at beginning of period	-
Cash and equivalents at end of period	$491,225

Supplemental disclosure of cash flow information:
Cash paid for taxes	$1,149,999

Supplemental disclosure of non-cash financing activities:
Deferred underwriting compensation	$14,000,000
Class A common stock subject to possible redemption	$384,278,530
Offering costs paid by sponsor in exchange for founder shares (Class B Common Stock)	$25,000
Deferred offering costs included in accounts payable	$224,325

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business Operations

Incorporation

Diamond Eagle Acquisition Corp. (the “Company”) was incorporated as a Delaware corporation on March 27, 2019.

Subsidiaries

In connection with the proposed business combination (the “Business Combination”) with DraftKings Inc. (“DK”) and SBTech (Global) Limited (“SBT”), the Company formed a wholly-owned subsidiary, DEAC Merger Sub Inc., which was incorporated in Delaware on December 9, 2019 (“Merger Sub”). Merger Sub did not have any activity as of December 31, 2019.

Also in connection with an initial business combination, the Company formed another wholly-owned subsidiary, DEAC NV Merger Corp. (“DEAC Nevada”), which was incorporated in Nevada on November 13, 2019. DEAC Nevada did not have any activity as of December 31, 2019.

Sponsor

The Company’s sponsor is Eagle Equity Partners, LLC, a Delaware limited liability company (the “Sponsor”).

Fiscal Year End

The Company has selected December 31 as its fiscal year end.

Business Purpose

The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses that it has not yet selected.

Financing

The registration statement for the Company’s initial public offering (the “Public Offering”) (as described in Note 3) was declared effective by the United States Securities and Exchange Commission (the “SEC”) on May 10, 2019. The Company consummated the Public Offering on May 14, 2019, and, simultaneously with the closing of the Public Offering, the Sponsor and Harry E. Sloan purchased an aggregate of 6,333,334 warrants in a private placement (as described in Note 4) for a total purchase price of approximately $9,500,000. The closing of the Public Offering included a partial exercise (5,000,000 units) of the over-allotment option granted to the underwriters.

Upon the closing of the Public Offering and the private placement, $400,000,000 was placed in a Trust Account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”).

Trust Account

The Trust Account can be invested in permitted United States “government securities” within the meaning of Section 2(a) (16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations.

The Company’s amended and restated certificate of incorporation (the “Charter”) provides that, other than the withdrawal of interest to pay income taxes, and the withdrawal of interest to fund the Company’s working capital requirements (subject to an annual limit of $250,000) and/or to pay taxes, if any, none of the funds held in Trust will be released until the earlier of: (i) the completion of an initial business combination; (ii) the redemption of any of the shares of Class A common stock included in the units sold in the Public Offering (the “Units”) properly tendered in connection with a stockholder vote to amend the Company’s Charter to modify the substance or timing of the Company’s obligation to redeem 100% of the shares of Class A common stock included in the Units if the Company does not complete an initial business combination within 24 months from the closing of the Public Offering (May 14, 2021) or (iii) the redemption of 100% of the shares of Class A common stock included in the Units if the Company is unable to complete an initial business combination by May 14, 2021.

 Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Business Combination

An initial business combination is subject to the following size, focus and stockholder approval provisions:

Size/Control — An initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into an initial business combination. The Company will not complete an initial business combination unless it acquires a controlling interest in a target company or is otherwise not required to register as an investment company under the Investment Company Act.

Tender Offer/Stockholder Approval — The Company, after signing a definitive agreement for an initial business combination, will either (i) seek stockholder approval of an initial business combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares of Class A common stock, regardless of whether they vote for or against an initial business combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of an initial business combination, including interest but less income taxes payable, or (ii) provide stockholders with the opportunity to sell their shares of Class A common stock to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to commencement of the tender offer, including interest but less income taxes payable. The decision as to whether the Company will seek stockholder approval of an initial business combination or will allow stockholders to sell their shares of Class A common stock in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval. If the Company seeks stockholder approval, it will complete its initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of an initial business combination. However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its public shares and the related Business Combination, and instead may search for an alternate business combination.

If the Company holds a stockholder vote in connection with an initial business combination, a public stockholder will have the right to redeem its shares of Class A common stock for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial business combination, including interest but less income taxes payable. As a result, such shares of Class A common stock have been recorded at redemption amount and classified as temporary equity, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.”

Going Concern and Liquidity

The Company has until May 14, 2021 to complete its initial business combination. If the Company does not complete an initial business combination within this period of time, it shall (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to fund our working capital requirements (subject to an annual limit of $250,000) (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Delaware law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. The Sponsor, Harry E. Sloan and the Company’s executive officers and directors (the “initial stockholders”) have entered into letter agreements with the Company, pursuant to which they have waived their rights to participate in any redemption with respect to their Founder Shares (as defined below); however, if the initial stockholders or any of the Company’s officers, directors or affiliates acquire shares of Class A common stock in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete an initial business combination within the required time period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Public Offering.

As of December 31, 2019, the Company had $491,225 in cash and a working capital deficit of $682,669. In connection with the Company’s assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern” as of December 31, 2019, the Company does not have sufficient liquidity to meet its current obligations. However, management has determined that the Company has access to funds from the Sponsor entity, in the form of Working Capital Loans, that are sufficient to fund the working capital needs of the Company until the earlier of the consummation of an initial business combination or a minimum one year from the date of issuance of these consolidated financial statements.

2.	Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC.

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

The Company’s consolidated statement of operations includes a presentation of net income per share for common shares subject to redemption in a manner similar to the two-class method of net income (loss) per share. Net income (loss) per common share for basic and diluted Class A common stock is calculated by dividing the interest income earned on the Trust Account of $5,111,208, net of applicable franchise taxes of $153,971, working capital up to $250,000 annually, and income taxes of $944,494, by the weighted average number of Class A common stock since issuance. Net loss per common share for basic and diluted for Class B common stock is calculated by dividing the net loss of $1,453,333, which excludes income attributable to Class A common stock, by the weighted average number of Class B common stock outstanding for the period.

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement under the Securities Act of 1933, as amended (the “Securities Act”), declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable.

The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the consolidated balance sheet with the exception of investments in Trust, as they are carried at amortized cost.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs of $22,555,869 consisting principally of underwriters’ discounts of $22,000,000 (including $14,000,000 of which payment is deferred) and $555,869 of professional, printing, filing, regulatory and other costs were charged to additional paid-in capital upon completion of the Public Offering. Approximately $224,395 of such offering expenses were accrued but unpaid at December 31, 2019.

Redeemable Shares

As discussed in Note 1, all of the 40,000,000 shares of Class A common stock sold as parts of the Units in the Public Offering contain a redemption feature which allows for the redemption of shares of Class A common stock under the Company’s Charter. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company has not specified a maximum redemption threshold, its Charter provides that in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares of Class A common stock shall be affected by charges against additional paid in capital.

Accordingly, at December 31, 2019, 38,427,853 shares of the 40,000,000 shares of Class A common stock included in the Units were classified outside of permanent equity.

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

There were no unrecognized tax benefits as of December 31, 2019. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company's currently taxable income primarily consists of interest income on the Trust Account. The Company's general and administrative costs are generally considered start-up costs and are not currently deductible. During the period from March 27, 2019 (inception) to December 31, 2019, the Company recorded an income tax expense of $944,494.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

3.	Public Offering

On May 14, 2019, the Company sold 40,000,000 Units at a price of $10.00 per unit in the Public Offering. Each Unit consists of one share of Class A common stock of the Company, $0.0001 par value per share (the “Public Shares”), and one-third of one warrant to purchase one share of Class A common stock (the “Public Warrants”). The closing of the Public Offering included a partial exercise (5,000,000 Units) of the overallotment option granted to the underwriters.

Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share. No fractional shares will be issued upon exercise of the Public Warrants. If, upon exercise of the Public Warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of shares of Class A common stock to be issued to the Public Warrant holder. Each Public Warrant will become exercisable on the later of 30 days after the completion of an initial business combination and 12 months from the closing of the Public Offering. However, if the Company does not complete an initial business combination on or prior to the 24-month period allotted to complete an initial business combination, the Public Warrants will expire at the end of such period. Under the terms of a warrant agreement between the Company and Continental Stock Transfer & Trust Company, as warrant agent, the Company has agreed to, following the completion of an initial business combination, use its best efforts to file a new registration statement under the Securities Act for the registration of the shares of Class A common stock issuable upon exercise of the Public Warrants. If the Company is unable to deliver registered shares of Class A common stock to the holder upon exercise of Public Warrants issued in connection with the 40,000,000 Units during the exercise period, there will be no net cash settlement of these Public Warrants and the Public Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement.

The Company granted the underwriters a 45-day option to purchase up to 5,250,000 additional Units to cover any over-allotments at the Public Offering price less the underwriting discounts and commissions. The Units that were issued in connection with the over-allotment option are identical to the Units issued in the Public Offering. Prior to the Public Offering, the underwriters’ elected to exercise a portion of the over-allotment option for 5,000,000 additional Units for additional gross proceeds of $50 million. The partial exercise resulted in a reduction of 62,500 shares of Class B common stock subject to forfeiture and are considered as forfeited in the accompanying consolidated balance sheet.

The Company paid an upfront underwriting discount of $8,000,000 ($0.20 per Unit sold) in the aggregate to the underwriters at the closing of the Public Offering, with an additional fee (the “Deferred Discount”) equal to $14,000,000 ($0.35 per Unit sold) to become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes an initial business combination. The underwriters are not entitled to any interest accrued on the Deferred Discount.

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

On April 10, 2019, the Sponsor transferred 4,930,625 Founder Shares to Harry E. Sloan (together with the Sponsor, the “initial stockholders”) for a purchase price of $12,250 (the same per-share price initially paid by the Sponsor), resulting in the Sponsor holding 5,131,875 Founder Shares. On May 10, 2019, the Sponsor and Mr. Sloan each forfeited at no cost 31,875 and 30,625 Founder Shares, respectively, to the Company in connection with the election by the underwriters of the Public Offering to exercise their over-allotment option in part and not in full, resulting in an aggregate of 10,000,000 Founder Shares outstanding. On December 31, 2019, the Sponsor transferred 20,000 Founder Shares to each of the Company’s independent directors, resulting in the Sponsor holding 5,020,000 Founder Shares, for the same per-share purchase price initially paid by the Sponsor.

The initial stockholders and the Company’s independent directors have agreed not to transfer, assign or sell any of their Founder Shares until the earlier of (A) one year after the completion of the Company’s initial Business Combination, or earlier if, subsequent to the Company’s initial Business Combination, the closing price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial Business Combination, and (B) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction after the initial Business Combination that results in all of the Company’s stockholders having the right to exchange their common stock for cash, securities or other property.

Rights — The Founder Shares are identical to the Public Shares except that (i) the Founder Shares are subject to certain transfer restrictions, as described above, and (ii) the initial stockholders have agreed to waive their redemption rights in connection with an initial business combination with respect to the Founder Shares and any Public Shares they may purchase, and to waive their redemption rights with respect to the Founder Shares if the Company fails to complete an initial business combination within 24 months from the closing of the Public Offering.

Voting — If the Company seeks stockholder approval of an initial business combination, the initial stockholders have agreed to vote their Founder Shares and any Public Shares purchased during or after the Public Offering in favor of an initial business combination.

Liquidation — Although the initial stockholders and their permitted transferees have waived their redemption rights with respect to the Founder Shares if the Company fails to complete an initial business combination within the prescribed time frame, they will be entitled to redemption rights with respect to any Public Shares they may own.

Private Placement Warrants

In conjunction with the Public Offering, the Sponsor and Harry E. Sloan purchased an aggregate of 6,333,334 private placement warrants (the “Private Placement Warrants”), at a price of $1.50 per warrant (approximately $9,500,000 in the aggregate) in the Private Placement. Each Private Placement Warrant entitles the holder to purchase one share of Class A common stock at $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the Public Offering to be held in the Trust Account such that at closing of the Public Offering, $400,000,000 was placed in the Trust Account. On December 31, 2019, the Sponsor transferred 66,666 Private Placement Warrants to Scott Delman and 133,333 Private Placement Warrants to each of Joshua Kazam and Fredric Rosen for the same per-warrant purchase price initially paid by the Sponsor.

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

If the Company does not complete an initial business combination, then the proceeds will be part of the liquidating distribution to the public stockholders and the Private Placement Warrants issued to the Sponsor, Scott Delman, Fredric Rosen, Joshua Kazam and Harry E. Sloan will expire worthless.

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

Related Party Loans

The Sponsor agreed to loan the Company up to an aggregate of $300,000 by the issuance of an unsecured promissory note (the “Note”) to cover expenses related to the Public Offering. These loans were payable without interest on the earlier of December 31, 2019 or the completion of the Public Offering. Upon completion of the Public Offering, $60,675 was repaid in full. At December 31, 2019, there were no amounts outstanding under the Note.

Administrative Services

The Company will reimburse the Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team by the Sponsor, members of the Sponsor, and the Company’s management team or their affiliates in an amount not to exceed $15,000 per month in the event such space and/or services are utilized and the Company does not pay a third party directly for such services, from the date of closing of the Public Offering. As of December 31, 2019, $90,000 of administrative expenses were incurred under this agreement and paid to the Sponsor. Upon completion of an initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial business combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors intend to loan the Company funds as may be required. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. No amounts were borrowed under this arrangement as of December 31, 2019.

5.	Commitments and Contingencies

The Company is committed to pay the Deferred Discount totaling $14,000,000, or 3.5% of the gross offering proceeds of the Public Offering, to the underwriters upon the Company’s consummation of an initial business combination. The underwriters will not be entitled to any interest accrued on the Deferred Discount, and no Deferred Discount is payable to the underwriters if there is no business combination.

6.	Trust Account and Fair Value Measurements

As of December 31, 2019, investment securities in the Company’s Trust Account consisted of $403,960,089 in United States Treasury Bills and another $1,120 held as cash and cash equivalents. The Company classifies its Treasury Instruments and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments - Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying December 31, 2019 consolidated balance sheet and adjusted for the amortization or accretion of premiums or discounts. The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2019 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In addition, the table presents the carrying value under ASC 320, excluding accrued interest income and gross unrealized holding gain. Since all of the Company’s permitted investments consist of U.S. government treasury bills and cash, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets as follows:

	Carrying Value at December 31, 2019	Gross unrealized Holding Gain	Quoted prices in Active Markets (Level 1)
Treasury Securities Held as of December 31, 2019(1)	$403,960,089	$31,347	$403,991,436

(1) Maturity date March 24, 2020.

7.	Stockholders’ Equity

Common Stock — The authorized shares of common stock of the Company include up to 400,000,000 shares, including 380,000,000 shares of Class A common stock and 20,000,000 shares of Class B common stock. Holders of the shares of Class A common stock and holders of the shares of Class B common stock vote together as a single class on all matters submitted to a vote of the Company’s stockholders, except as required by law. Each share of common stock has one vote. At December 31, 2019, there were 40,000,000 shares of Class A common stock outstanding and 10,000,000 shares of Class B common stock outstanding. In connection with the underwriters’ partial exercise of their over-allotment option prior to the closing of the Public Offering, on May 10, 2019, the Sponsor and Harry E. Sloan surrendered an aggregate of 62,500 Founder Shares (consisting of 31,875 by the Sponsor and 30,625 by Harry E. Sloan) to the Company for no consideration, resulting in the Sponsor holding 5,100,000 Founder Shares and Harry E. Sloan holding 4,900,000 Founder Shares. On December 31, 2019, the Sponsor transferred 20,000 Founder Shares to each of the Company’s independent directors, resulting in the Sponsor holding 5,020,000 Founder Shares, for the same per-share purchase price initially paid by the Sponsor.

Preferred Stock — The Company is authorized to issue 1,000,000 preferred shares. At December 31, 2019, no preferred shares were outstanding.

Warrants — Public Warrants may only be exercised for a whole number of shares. The Public Warrants will become exercisable on the later of  (a) 30 days after the completion of an initial business combination or (b) 12 months from the closing of the Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of an initial business combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement relating to the warrants. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the sixtieth (60th) day after the closing of the initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. The Public Warrants will expire five years after the completion of an initial business combination or earlier upon redemption or liquidation.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Public Offering, except that the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of an initial business combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the Private Placement Warrants are held by someone other than their initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

Additionally, commencing ninety days after the Warrants become exercisable, the Company may redeem its outstanding warrants in whole and not in part, for the number of shares of Class A common stock determined by reference to the table set forth in the Company’s prospectus relating to the Public Offering based on the redemption date and the “fair market value” of the Class A common stock, upon a minimum of 30 days’ prior written notice of redemption and if, and only if, the last sale price of the shares of Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company sends the notice of redemption to the warrant holders, if, and only if, the Private Placement Warrants are also concurrently exchanged at the same price (equal to a number of shares of Class A common stock) as the outstanding warrants, as described above and if, and only if, there is an effective registration statement covering the shares of Class A common stock issuable upon exercise of the Warrants and a current prospectus relating thereto available throughout the 30-day period after written notice of redemption is given. The “fair market value” of the shares of Class A common stock is the average last reported sale price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

8.	Income Tax

The Company incurred United States federal income tax expense of approximately $944,494 for the period from March 27, 2019 (date of inception) through December 31, 2019.

The Company made three estimated quarterly tax payments of $383,333 each, to the Internal Revenue Service (“IRS”) for federal income taxes estimated for 2019 on interest earned in the Trust Account. The funds were paid from the Trust Account. At December 31, 2019, the Company had prepaid federal income taxes of $205,505 included in prepaid expenses on the accompanying consolidated balance sheet.

The Company’s provision for income tax consists of the following:

For the Period Ended December 31, 2019
Federal
Current	$944,494
Deferred	(261,174)
State
Current	-
Deferred	-
Change in valuation allowance	261,174
Income tax provision	$944,494

The Company incurred costs of $1,237,757 related to its search to complete a business combination which are not deductible for federal income tax purposes and resulted in the generation of a deferred tax asset of $261,174 which is available to offset future taxable income.

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. The Company considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2019 is as follows:

For the Period Ended December 31, 2019
Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Deferred tax rate change
Change in valuation allowance	8.0%
Income tax provision	29.0%

9.	Business Combination

On December 22, 2019, the Company entered into a business combination agreement (the “Business Combination Agreement”) with DraftKings Inc., a Delaware corporation (“DK”), SBTech (Global) Limited, a company limited by shares, incorporated in Gibraltar and continued as a company under the Isle of Man Companies Act 2006, with registration number 014119V (“SBT”), the shareholders of SBT (the “SBT Sellers”), Shalom Meckenzie, in his capacity as the SBT Sellers’ Representative, DEAC NV Merger Corp., a Nevada corporation and a wholly-owned subsidiary of the Company (“DEAC Nevada”) and DEAC Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), pursuant to which (i) the Company will change its jurisdiction of incorporation to Nevada by merging with and into DEAC Nevada, with DEAC Nevada surviving the merger (the “reincorporation”), (ii) Merger Sub will merge with and into DK with DK surviving the merger (the “DK Merger”), and (iii) immediately following the DK Merger, New DraftKings (as defined below) will acquire all of the issued and outstanding share capital of SBT. Upon consummation of the transactions contemplated by the Business Combination Agreement, DraftKings and SBT will become wholly owned subsidiaries of DEAC Nevada, which will be renamed “DraftKings Inc.” and is referred to herein as “New DraftKings” both as of the time of the reincorporation and following such name change.

DK is a digital sports entertainment and gaming company. DK provides users with daily fantasy sports, sports betting and iGaming opportunities. SBT’s principal business activities involve the design and development of sports betting and casino gaming platform software for online and retail sportsbook and casino gaming products.

The aggregate value of the consideration to be paid to DK and SBT shareholders in the Business Combination is approximately $2.7 billion, of which (A) approximately $2.055 billion will be paid to (i) the current equityholders of DK (the “DK Sellers”) in the form of shares of Class A common stock of New DraftKings (“New DraftKings Class A common stock”), valued at the redemption price for the Company’s public shares in the Business Combination, plus in the case of Jason Robins, such additional number of shares of Class B common stock of New DraftKings (“New DraftKings Class B common stock”) such that as of immediately following the completion of the Business Combination, Mr. Robins shall have approximately ninety percent (90%) of the voting power of the capital stock of New DraftKings on a fully-diluted basis, and (ii) holders of vested in-the-money options and warrants exercisable for DK equity in the form of newly issued options and warrants of New DraftKings exercisable for New DraftKings Class A common stock, and (B) approximately €590 million will be paid to the SBT Sellers and holders of vested options exercisable for equity of SBT, consisting of (i) €180 million in cash, subject to customary net debt and working capital adjustments as well as certain other specified items (the “Cash Consideration”) payable in respect of the ordinary shares of SBT and 30% of the in-the-money vested options of SBT and (ii) approximately €410 million in shares of New DraftKings Class A common stock, valued at the redemption price for the Company’s public shares in the Business Combination, and in the form of newly issued in-the-money vested options of New DraftKings exercisable for New DraftKings Class A common stock. Outstanding unvested options exercisable for DK or SBT equity (other than cashed-out options of SBT, for which the holders will receive a portion of the Cash Consideration for such options) will be converted into options exercisable for shares of New DraftKings Class A common stock. After the execution of the BCA, DK granted restricted stock units to certain of its employees, which will be converted into restricted stock units denominated in New DraftKings Class A common stock. The Cash Consideration will come from the following sources: (1) proceeds available from the Company’s Trust Account, after giving effect to any and all redemptions; and (2) proceeds from private placements of shares of the Company’s Class A common stock to certain institutional investors to occur immediately prior to the closing of the Business Combination, of which the Company currently has commitments for $304.7 million of proceeds.

Additional information regarding DK, SBT and the Business Combination is available in the proxy statement/prospectus initially filed by DEAC Nevada with the SEC on January 6, 2020.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. As an emerging growth company, management’s report is not subject to attestation by our independent registered public accounting firm.

ITEM 9B. OTHER INFORMATION.

On March 12, 2020, pursuant to the Business Combination Agreement, the Company and DEAC Nevada executed an Agreement and Plan of Merger (the “Reincorporation Merger Agreement”) to change the jurisdiction of the Company to Nevada in connection with the Business Combination. Pursuant to the Reincorporation Merger Agreement, immediately prior to the consummation of the Business Combination, the Company will merge with and into DEAC Nevada, with DEAC Nevada surviving the merger. The foregoing description of the Reincorporation Merger Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Reincorporation Merger Agreement, a copy of which is attached hereto as Exhibit 2.3 and is incorporated herein by reference.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Jeff Sagansky	58	Chief Executive Officer and Chairman
Eli Baker	45	President, Chief Financial Officer and Secretary
Scott M. Delman	60	Director
Joshua Kazam	43	Director
Fredric D. Rosen	76	Director
Scott I. Ross	39	Director

Jeff Sagansky has been our Chief Executive Officer and Chairman since March 2019. Mr. Sagansky served as the Chief Executive Officer and chairman of Platinum Eagle Acquisition Corp. (“Platinum Eagle”) from December 2017 until the consummation of its business combination with Target Logistics Management, LLC and RL Signor Holdings, LLC in March 2019. Platinum Eagle changed its name to Target Hospitality Corp. (“Target Hospitality”) (Nasdaq: TH) in connection with the business combination and Mr. Sagansky continues to serve as a member of Target Hospitality’s board of directors. Mr. Sagansky has been a director of WillScot Corporation (Nasdaq: WSC) since Double Eagle Acquisition Corp. (“Double Eagle”) was formed on June 26, 2015 and served as Double Eagle’s President and Chief Executive Officer from August 6, 2015 until the consummation of its business combination in November 2017. Mr. Sagansky currently serves as co-founder and chairman of Hemisphere Capital Management LLC, a private motion picture and television finance company. Mr. Sagansky co-founded, together with Mr. Sloan, Global Eagle Acquisition Corp. (“GEAC”), which completed its business combination with Row 44 and AIA in January 2013. GEAC changed its name to Global Eagle Entertainment Inc. (“GEE”) (Nasdaq: ENT) in connection with its business combination and is currently a worldwide provider of media content, connectivity systems and operational data solutions to the travel industry. Mr. Sagansky served as GEAC’s president from February 2011 through January 2013. He also co-founded, together with Mr. Sloan, Silver Eagle Acquisition Corp. (“Silver Eagle”), which invested approximately $273.3 million in Videocon d2h in exchange for equity shares of Videocon d2h represented by ADSs in March 2015. In March 2018, Videocon d2h merged with and into Dish TV India Limited (NSE: DISHTV). Mr. Sagansky served as Silver Eagle’s president from April 2013 through March 2015.

Mr. Sagansky was formerly chief executive officer and then vice chairman of Paxson Communications Corporation from 1998 to 2003, where he launched the PAX TV program network in 1998. Under his leadership, PAX TV became a highly rated family-friendly television network with distribution growing from 60% of U.S. television households to almost 90% in only four years. In addition, Mr. Sagansky drove substantial improvement in the network’s financial performance with compounded annual revenue growth of 24% and compounded annual gross income growth of 30% from 1998 to 2002. Prior to joining Pax, Mr. Sagansky was co-president of Sony Pictures Entertainment (“SPE”) from 1996 to 1998 where he was responsible for SPE’s strategic planning and worldwide television operations. While at SPE, he spearheaded SPE’s acquisition, in partnership with Liberty Media Corporation and other investors, of Telemundo Network Group, LLC, or Telemundo. The transaction generated significant returns for SPE as Telemundo was sold to the National Broadcasting Company, Inc., for over six times its original investment less than three years later. Previously, as executive vice president of Sony Corporation of America (“SCA”). Mr. Sagansky oversaw the 1997 merger of SCA’s Loews Theaters unit with the Cineplex Odeon Corporation to create one of the world’s largest movie theater companies, and the highly successful U.S. launch of the Sony PlayStation video game console. Prior to joining SCA, Mr. Sagansky was president of CBS Entertainment from 1990 to 1994, where he engineered CBS’ ratings rise from third to first place in 18 months. Mr. Sagansky previously served as president of production and then president of TriStar Pictures, where he developed and oversaw production of a wide variety of successful films.

Mr. Sagansky graduated with a BA from Harvard College and an MBA from Harvard Business School. He also serves on the boards of GEE and GoEuro.

Eli Baker has been our President, Chief Financial Officer and Secretary since March 2019. Mr. Baker served as the president, chief financial officer and secretary of Platinum Eagle from July 2017 until the consummation of its business combination in March 2019, and has served as a member of Target Hospitality’s board of directors since March 2019. Mr. Baker served as Double Eagle’s vice president, general counsel and secretary from June 2015 through its business combination in November 2017. Mr. Baker was also a director of Silver Eagle from July 2014 through Silver Eagle’s business combination in March 2015. Mr. Baker is a co-founder and partner of Manifest Investment Partners, LLC, a growth equity/venture fund that focuses on early stage technology-enabled businesses, where he has served since June 2016. Mr. Baker continues to be co-managing director and a partner in Hemisphere Capital Management LLC, a private motion picture and television finance company where he has been since May 2009. Previously, Mr. Baker served as a principal at Grosvenor Park Investors from 2007 to 2009, a joint venture with Fortress Investment Group where he shared oversight over the special opportunity credit/debt funds in the media space. Mr. Baker is a former lawyer, and has served in a legal affairs capacity at various companies in and out of the media business. Mr. Baker earned a Bachelor of Arts degree from the University of California, Berkeley and a Juris Doctor from the University of California at Hastings Law School and is a member of the California State Bar.

Scott M. Delman has served on our board of directors since December 2019. Mr. Delman is the founder of Blue Spruce Productions, a producer of top Broadway and West End theatrical events, and is also the Managing Partner of DGZ Capital, a private equity firm that acquires ownership stakes in alternative investment firms (“DGZ”). Prior to forming DGZ, Mr. Delman was co-founder and President of Capital Z Investments, where he initiated and managed a multi-billion-dollar investment program to sponsor the creation of new alternative asset management companies. Capital Z Investments has invested over $2.0 billion in more than 25 investment firms throughout North America, Europe and Asia.

Mr. Delman has served on the boards and advisory councils of various academic, corporate, cultural and public policy organizations such as Third Way, the New America Foundation, The Truman Project, Manhattan Theatre Club, Yale Drama School and the Williamstown Theatre Festival. Mr. Delman graduated with honors from Yale College in 1982 and received an MBA from Harvard Business School in 1986. Mr. Delman also served as a Visiting Senior Fellow at Harvard University’s JFK School for Government in 2006 and 2007, where he focused on the intersection between international capital markets and national security.

Joshua Kazam has served on our board of directors since the completion of our initial public offering. Mr. Kazam served as a director of Platinum Eagle from its initial public offering through the completion of its initial business combination in March 2019. Mr. Kazam is a co-founder and has been a Partner of Two River Consulting, LLC (“Two River”) since June 2009. Prior to founding Two River, he served as Managing Director of a life science focused venture capital firm from 1999 to 2004, where he was responsible for ongoing operations of venture investments. Mr. Kazam co-founded and served on the Board of Directors of Kite Pharma, Inc. from its inception in 2009 until it was acquired by Gilead Sciences Inc. (Nasdaq: GILD) in October 2017. He has also served on the Board of Directors of Capricor Therapeutics Inc. (Nasdaq: CAPR) since its inception in 2007. Mr. Kazam also serves as a director of several privately held companies, including Hubble Contacts. Mr. Kazam is a Member of the Wharton School’s Undergraduate Executive Board and serves on the Board of Directors of the Desert Flower Foundation. Mr. Kazam received his B.S. in Economics from the Wharton School of the University of Pennsylvania.

Fredric D. Rosen has served on our board of directors since the completion of our initial public offering. Mr. Rosen served as a director of Platinum Eagle from its initial public offering through the completion of its initial business combination in March 2019. Mr. Rosen has been a director of WillScot Corporation since the closing of Double Eagle’s initial business combination in September 2015. Mr. Rosen was the Co-CEO of Outbox Enterprises, LLC, an entity comprised of Outbox Technology, Cirque du Soleil and Anschutz Entertainment Group, from September 2010 until February 2012. Mr. Rosen remained a principal in the enterprise until he sold his interests in October 2014. Since February 2012, Mr. Rosen has been a self-employed consultant. Mr. Rosen was the President and CEO of Ticketmaster Group, Inc. from 1982 to 1998. Mr. Rosen served as Chairman and CEO of Stone Canyon Entertainment, an operator of traveling amusement parks, from 2005 to 2008. Mr. Rosen has served as a director of Exari Group, Inc., a provider of cloud-based software for contract management, since May 2011. He served as a director of Prime Focus World, NV, a filmmaking partner to studios and film production companies, from August 2012 to June 2015. Mr. Rosen served as a trustee of Crossroads School for 16 years and was a board member of the Los Angeles Sports and Entertainment Commission for 15 years and now serves on its advisory board. He was a founding board member of the Wallis Annenberg Cultural Center in Beverly Hills and is currently a member of the Board of Governors of Cedars-Sinai Medical Center. Mr. Rosen is also currently a board member of the Pacific Council and The American Academy of Dramatic Arts.

Mr. Rosen received his Bachelor of Arts degree from Clark University in June 1965 and his Juris Doctor from Brooklyn Law School in June 1969. He was admitted and became a member of the New York State Bar in November 1969 and practiced law in New York City from 1972 to 1982.

Scott I. Ross has served on our board of directors since December 2019. Mr. Ross is the founder and Managing Partner of Hill Path Capital. Mr. Ross was previously a Partner at Apollo Management (“Apollo”), which he joined in 2004, responsible for private equity and debt investments in the lodging, leisure, entertainment, consumer and business services sectors. Prior to Apollo, Mr. Ross was a member of the Principal Investment Area in the Merchant Banking Division of Goldman, Sachs & Co. and a Member of the Principal Finance Group in the Fixed Income, Currencies, and Commodities Division of Goldman, Sachs & Co. Mr. Ross was employed by Shumway Capital Partners from August 2008 to September 2009. Mr. Ross currently serves on the boards of directors of SeaWorld Entertainment, Inc. and Great Wolf Resorts, Inc. and has previously served on the boards of directors of EVERTEC, Inc. and CEC Entertainment, Inc. (the parent company of Chuck E. Cheese’s). Mr. Ross graduated magna cum laude from Georgetown University with a B.A. degree in Economics.

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members and is divided into three classes with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with The Nasdaq Stock Market (“Nasdaq”) corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following its listing on Nasdaq. The term of office of the first class of directors, consisting of Mr. Rosen, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. Delman and Kazam, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Messrs. Ross and Sagansky, will expire at the third annual meeting of stockholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to the Charter.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Delman, Kazam, Rosen and Ross are “independent directors” as defined in The Nasdaq Stock Market listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Board Committees

Audit Committee

We have an audit committee comprised of Messrs. Rosen, Kazam and Delman, each of whom are independent under the Nasdaq listing standards and applicable SEC rules.

Mr. Rosen serves as the Chairman of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Mr. Rosen qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

The audit committee is responsible for:

•	meeting with our independent accountants regarding, among other issues, audits, and adequacy of our accounting and control systems;

•	monitoring the independence of the independent auditor;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

•	appointing or replacing the independent auditor;

•	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

•	monitoring compliance on a quarterly basis with the terms of the Public Offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of the Public Offering; and

•	reviewing and approving all payments made to our existing holders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605(e)(2) of the Nasdaq Rules, a majority of the independent directors may recommend a director nominee for selection by our board of directors. Our board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who shall participate in the consideration and recommendation of director nominees are Messrs. Rosen and Kazam. In accordance with Rule 5605(e)(1)(A) of the Nasdaq Rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our Charter. We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Compensation Committee

We have a compensation committee comprised of Messrs. Rosen, Kazam, Delman and Ross. Mr. Rosen serves as chairman of the compensation committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer’s based on such evaluation;

•	reviewing and approving the compensation of all of our other executive officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Code of Ethics and Committee Charters

We have adopted a Code of Ethics that applies to our directors, officers and employees. We have filed copies of our Code of Ethics and our audit committee and compensation committee charters as exhibits to our registration statement in connection with the Public Offering. You may review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us in writing at 2121 Avenue of the Stars, Suite 2300, Los Angeles, CA 90067 or by telephone at (310) 209-7280. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION.

None of our executive officers or directors has received any cash compensation for services rendered. We will reimburse an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of our management team in an amount not to exceed $15,000 per month in the event such space and/or services are utilized and we do not pay directly for such services. Upon completion of our initial business combination or our liquidation, we will cease making these payments. In addition, the Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers or directors, or our or their affiliates. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid to the Sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

It is possible that some or all of our officers and directors may negotiate employment or consulting arrangements with the post-transaction company after our initial business combination. Any such arrangements will be disclosed in the proxy solicitation or tender offer materials, as applicable, furnished to our stockholders in connection with a proposed business combination, to the extent they are known at such time.

The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, but we do not believe that such arrangements will be a determining factor in our decision to proceed with any potential business combination.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

We have no compensation plans under which equity securities are authorized for issuance.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 11, 2020, by:

•	each person known by us to be a beneficial owner of more than 5% of our outstanding common stock of, on an as-converted basis;

•	each of our officers and directors; and

•	all of our officers and directors as a group.

The following table is based on 50,000,000 shares of common stock of outstanding at March 11, 2020, of which 40,000,000 were shares of Class A common stock and 10,000,000 were shares of Class B common stock. Unless otherwise indicated, it is believed that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock
Eagle Equity Partners, LLC (the Sponsor)(2)(3)	5,020,000	10.0%
Jeff Sagansky(2)(3)	5,020,000	10.0%
Eli Baker(2)(3)	5,020,000	10.0%
Harry E. Sloan(2)	4,900,000	9.8%
Fredric D. Rosen(2)	20,000	*
Joshua Kazam(2)	20,000	*
Scott Ross(2)	20,000	*
Scott Delman(2)	20,000	*
All executive officers and directors as a group (6 individuals)	5,100,000	10.2%

* Less than one percent

(1)	Unless otherwise noted, the business address of each of our stockholders listed is 2121 Avenue of the Stars, Suite 2300, Los Angeles, CA 90067.

(2)	Interests shown consist solely of Founder Shares, classified as shares of Class B common stock. Such shares will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment, as described elsewhere herein.

(3)	Represents 100% of the Founder Shares held by the Sponsor. Mr. Sagansky and Mr. Baker are the members and managers of the Sponsor and share voting and dispositive control over the common stock held of record by the Sponsor.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Founder Shares

On March 28, 2019, our Sponsor purchased an aggregate of 10,062,500 Founder Shares in exchange for a capital contribution of $25,000, or approximately $0.002 per share. On April 10, 2019, our Sponsor transferred 4,930,625 Founder Shares to Harry E. Sloan for a purchase price of $12,250 (the same per-share price initially paid by our Sponsor), resulting in our Sponsor holding 5,131,875 Founder Shares. On May 10, 2019, our Sponsor and Mr. Sloan each forfeited at no cost 31,875 and 30,625 Founder Shares, respectively, to us in connection with the election by the underwriters to exercise their over-allotment option in part and not in full, resulting in an aggregate of 10,000,000 Founder Shares outstanding, consisting of 5,100,000 held by our Sponsor and 4,900,000 held by Mr. Sloan. On December 31, 2019, our Sponsor transferred 20,000 Founder Shares to each of our independent directors, resulting in our Sponsor holding 5,020,000 Founder Shares, for the same per-share price initially paid by our Sponsor.

The Founder Shares are identical to the public shares except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below.

The Sponsor and Harry E. Sloan and each of our independent directors have agreed not to transfer, assign or sell any of their Founder Shares until the date that is one year after the completion of our initial business combination, or earlier if, subsequent to our initial business combination, (i) the closing price of our shares of Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (ii) the date on which our completes a liquidation, merger, share exchange or other similar transaction after the initial business combination that results in all of our stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property.

Private Placement Warrants

The Sponsor and Harry E. Sloan purchased from the Company 6,333,334 warrants in the aggregate at a price of $1.50 per warrant (for an aggregate purchase price of $9,550,000) in a private placement that occurred simultaneously with the completion of the Company’s initial public offering (the “private placement warrants”). On December 31, 2019, our Sponsor transferred 66,666 private placement warrants to Scott Delman and 133,333 private placement warrants to each of Joshua Kazam and Fredric Rosen for the same per-warrant purchase price initially paid by our Sponsor. Each private placement warrant entitles the holder to purchase one share of Class A common stock at $11.50 per share. The purchase price of the private placement warrants was added to the proceeds from the Public Offering held in the Trust Account. The private placement warrants (including the shares of Class A common stock issuable upon exercise of the private placement warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial business combination, and they will be non-redeemable so long as they are held by the initial purchasers of the private placement warrants or their permitted transferees. If the private placement warrants are held by someone other than the initial purchasers of the private placement warrants or their permitted transferees, the private placement warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants. Otherwise, the private placement warrants have terms and provisions that are identical to those of the public warrants and have no net cash settlement provisions.

If the Company does not complete a business combination, then the proceeds will be part of the liquidating distribution to the public stockholders and the private placement warrants will expire worthless.

Registration Rights

The Sponsor and Harry E. Sloan will be entitled to registration rights pursuant to a registration rights agreement signed on May 10, 2019. The Sponsor and Harry E. Sloan will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Administrative Services

The Company will reimburse an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team in an amount not to exceed $15,000 per month in the event such space and/or services are utilized and the Company does not pay a third party directly for such services, from the date of closing of the Public Offering. Upon completion of a business combination or the Company’s liquidation, the Company will cease paying these monthly fees.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees for professional services provided by our independent registered public accounting firm since inception include:

For the period from March 27, 2019 (date of inception) through December 31, 2019
Audit Fees(1)	$69,500
Audit-Related Fees(2)	$–
Tax Fees(3)	$–
All Other Fees(4)	$–
Total Fees	$69,500

(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.

(4)	All Other Fees. All other fees consist of fees billed for all other services.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

Our audit committee was formed upon the consummation of our initial public officering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by WithumSmith+Brown, PC, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

Reference is made to the Index to Financial Statements of the Company under Item 8 of Part II above.

(2)	Financial Statement Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial, not required, or the required information is presented in the financial statements and notes thereto in Item 8 of Part II above.

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index.

Exhibit Number	Description
2.1†	Business Combination Agreement, dated as of December 22, 2019, among DraftKings Inc., SBTech (Global) Limited, SBTech’s shareholders, the Company, DEAC NV Merger Corp. and a wholly-owned subsidiary of the Company (Incorporated by reference to the corresponding exhibit to DEAC NV Merger Corp.’s Registration Statement on Form S-4 (File No. 333-235805), filed with the SEC on January 6, 2020).

2.2	Form of Stockholders Agreement (Incorporated by reference to the corresponding exhibit to DEAC NV Merger Corp.’s Registration Statement on Form S-4 (File No. 333-235805), filed with the SEC on January 6, 2020).

2.3	Agreement and Plan of Merger, dated March 12, 2020, by and between Diamond Eagle Acquisition Corp. and DEAC NV Merger Corp.

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001- 38908), filed with the SEC on May 14, 2019).

3.2	Bylaws (Incorporated by reference to the corresponding exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-230815), filed with the SEC on May 3, 2019).

4.1	Specimen Unit Certificate (Incorporated by reference to the corresponding exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-l (File No. 333-230815), filed with the SEC on May 3, 2019).

4.2	Specimen Class A common stock Certificate (Incorporated by reference to the corresponding exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-l (File No. 333-230815), filed with the SEC on May 3, 2019).

4.3	Specimen Warrant Certificate (Incorporated by reference to the corresponding exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-l (File No. 333-230815), filed with the SEC on May 3, 2019).

4.4	Warrant Agreement between Diamond Eagle Acquisition Corp. and Continental Stock Transfer & Trust Company, dated as of May 10, 2019 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-38908), filed with the SEC on May 14, 2019).

4.5	Description of Capital Stock.

10.1	Letter Agreement among Diamond Eagle Acquisition Corp., Eagle Equity Partners, LLC, Eli Baker, Harry E. Sloan, Jeff Sagansky, Joshua Kazam and Fredric Rosen, dated as of May 10, 2019 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-38908), filed with the SEC on May 14, 2019).

10.2	Investment Management Trust Agreement between Diamond Eagle Acquisition Corp. and Continental Stock Transfer & Trust Company, dated as of May 10, 2019 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-38908), filed with the SEC on May 14, 2019).

10.3	Registration Rights Agreement among Diamond Eagle Acquisition Corp., Eagle Equity Partners, LLC and Harry E. Sloan, dated as of May 10, 2019 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-38908), filed with the SEC on May 14, 2019).

10.4	Private Placement Warrant Purchase Agreement among Diamond Eagle Acquisition Corp. and Eagle Equity Partners, LLC and Harry E. Sloan, dated as of May 10, 2019 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-38908), filed with the SEC on May 14, 2019).

10.5	Administrative Services Agreement, dated May 10, 2019, by and among the Company, Eagle Equity Partners, LLC and Global Eagle Acquisition LLC (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-38908), filed with the SEC on May 14, 2019).

10.6	Promissory Note, dated as of March 28, 2019, issued to Eagle Equity Partners, LLC (Incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Company’s Registration Statement on Form S-l (File No. 333-230815), filed with the SEC on May 3, 2019).

10.7	Securities Subscription Agreement between Eagle Equity Partners, LLC and Diamond Eagle Acquisition Corp. (Incorporated by reference to the corresponding exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-230815), filed with the SEC on May 3, 2019).

10.8	Form of Subscription Agreement, dated December 22, 2019, by and between Diamond Eagle Acquisition Corp. and the undersigned subscriber party thereto (Incorporated by reference to Exhibit 10.2 to DEAC NV Merger Corp.’s Registration Statement on Form S-4 (File No. 333-235805), filed with the SEC on January 6, 2020).

14.1	Code of Ethics (Incorporated by reference to the corresponding exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-230815), filed with the SEC on May 3, 2019).

24.1	Power of Attorney (included on the signature page herein).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

† Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby agrees to furnish a copy of any omitted schedules to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND EAGLE ACQUISITION CORP.

	By:	/s/ Jeff Sagansky
Name: Jeff Sagansky
Dated: March 12, 2020		Title: Chief Executive Officer and Chairman (Principal Executive Officer)

POWER OF ATTORNEY

The undersigned directors and officers of Diamond Eagle Acquisition Corp. hereby constitute and appoint each of Jeff Sagansky and Eli Baker, with the power to act without the others and with full power of substitution and resubstitution, our hue and lawful attorney-in-fact and agent with full power to execute in our name and behalf in the capacities indicated below any and all amendments to this report and to file the same, with all exhibits and other documents relating thereto and hereby ratify and confirm all that such attorney-in-fact, or such attorney-in-fact’s substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated below.

Name	Title	Date

/s/ Jeff Sagansky	Chief Executive Officer and Chairman (Principal Executive Officer)	March 12, 2020
Jeff Sagansky

/s/ Eli Baker	President, Chief Financial Officer and Secretary (Principal	March 12, 2020
Eli Baker	Financial Officer and Principal Accounting Officer)

/s/ Scott M. Delman	Director	March 12, 2020
Scott M. Delman

/s/ Joshua Kazam	Director	March 12, 2020
Joshua Kazam

/s/ Fredric D. Rosen	Director	March 12, 2020
Fredric D. Rosen

/s/ Scott I. Ross	Director	March 12, 2020
Scott I. Ross

