Form 10-Q
period 2020-03-31
DraftKings Inc.
filed 2020-05-15
CIK 1772757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________ to ___________

Commission File Number 001-38908

DraftKings Inc.

(Exact Name of Registrant as Specified in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	84-4052441 (I.R.S. Employer Identification No.)

222 Berkeley Street, 5th Floor Boston, MA (Address of Principal Executive Offices)	02116 (Zip Code)

(617) 986-6744
(Registrant’s telephone number, including area code)

Diamond Eagle Acquisition Corp.

2121 Avenue of the Stars, Suite 2300

Los Angeles, CA 90067
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	DKNG	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Class A common stock, each at an exercise price of $11.50 per share	DKNGW	The Nasdaq Stock Market LLC

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of May 14, 2020, there were 312,504,813 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 393,013,951 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

EXPLANATORY NOTE

On April 23, 2020, Diamond Eagle Acquisition Corp., our predecessor company (“DEAC”), consummated the previously announced business combination (the “Business Combination”) with DraftKings Inc., a Delaware corporation (“Old DK”) and SBTech (Global) Limited, a company limited by shares, incorporated in Gibraltar and continued as a company under the Isle of Man Companies Act 2006, with registration number 014119V (“SBTech”), pursuant to which (i) DEAC merged with and into DEAC NV Merger Corp., a Nevada corporation and a wholly-owned subsidiary of DEAC (“DEAC Nevada”), with DEAC Nevada surviving the merger (the “reincorporation”), (ii) following the reincorporation, DEAC Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of DEAC (“Merger Sub”), merged with and into Old DK, with Old DK surviving the merger (the “DK Merger”) and (iii) immediately following the DK Merger, DEAC Nevada acquired all of the issued and outstanding share capital of SBTech.

Upon consummation of the Business Combination, each of Old DK and SBTech became direct wholly-owned subsidiaries of DEAC Nevada, which was renamed DraftKings Inc. (“New DraftKings” or “DraftKings”). Unless stated otherwise, this report contains information about DEAC before the Business Combination. References to the “Company” in this report refer to DEAC before the consummation of the Business Combination or New DraftKings after the Business Combination, as the context suggests.

DraftKings Inc.

(formerly known as Diamond Eagle Acquisition Corp.)
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2020

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DRAFTKINGS INC.

(formerly known as DIAMOND EAGLE ACQUISITION CORP.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(unaudited)	(audited)
ASSETS:
Current assets:
Cash and cash equivalents	$157,758	$491,225
Prepaid expenses	93,333	319,239
Total current assets	251,091	810,464

Cash and investments held in Trust Account	405,002,234	403,961,209
Total Assets	$405,253,325	$404,771,673

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable and accrued expenses	$1,495,374	$1,493,133
Total current liabilities	1,495,374	1,493,133

Deferred underwriting compensation	14,000,000	14,000,000
Total Liabilities	15,495,374	15,493,133

Class A common stock subject to possible redemption; 38,475,795 and 38,427,853 shares at approximately $10.00 per share at March 31, 2020 and December 31, 2019, respectively	384,757,950	384,278,530

Stockholders' equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 1,524,205 and 1,572,147 shares issued and outstanding, (excluding 38,475,795 shares and 38,427,853 shares subject to possible redemption) at March 31, 2020 and December 31, 2019, respectively	152	157
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 10,000,000 shares issued and outstanding at March 31, 2020 and December 31, 2019	1,000	1,000
Additional paid-in capital	2,210,029	2,689,444
Retained earnings	2,788,820	2,309,409
Total stockholders' equity	5,000,001	5,000,010
Total Liabilities and Stockholders' Equity	$405,253,325	$404,771,673

See accompanying notes to unaudited condensed consolidated interim financial statements

DRAFTKINGS INC.

(formerly known as Diamond Eagle Acquisition Corp.)
CONDENSED CONSOLIDATED STATEMENTs OF OPERATIONS

(Unaudited)

	Three months ended March 31, 2020	For the period from March 27, 2019 (inception) through March 31, 2019
Revenue	$-	$-
General and administrative expenses	718,799	675
Loss from operations	(718,799)	(675)
Other income - interest on Trust Account	1,444,499	-
Income before provision for income tax	725,700	(675)
Provision for income tax	(246,289)	-
Net income (loss)	$479,411	$(675)

Two Class Method:
Weighted average number of Class A common stock outstanding	40,000,000	-

Net income per common stock, Class A - basic	$0.02	$-

Weighted average number of Class A diluted stock outstanding	43,805,838	-

Net income per common stock, Class A - diluted	$0.02	$-

Weighted average number of Class B common stock outstanding	10,000,000	8,750,000 (1)

Net loss per common stock, Class B - basic and diluted	$(0.04)	$-

(1) - This number excludes an aggregate of up to 1,312,500 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised by the underwriters.

See accompanying notes to unaudited condensed consolidated interim financial statements draftkings inc.

(formerly known as diamond eagle acquisition corp.)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

For the three months ended March 31, 2020 and the period from March 27, 2019 (inception) through March 31, 2019

(Unaudited)

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, March 27, 2019 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of common stock to initial stockholder at approximately $0.002 per share	-	-	10,062,500	1,006	23,994	-	25,000
Net loss	-	-	-	-	-	(675)	(675)
Balance, March 31, 2019	-	$-	10,062,500	$1,006	$23,994	$(675)	$24,325

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance, January 1, 2020	1,572,147	$157	10,000,000	$1,000	$2,689,444	$2,309,409	$5,000,010
Adjustment to ordinary common stock subject to redemption	(47,942)	(5)	-	-	(479,415)	-	(479,420)
Net income	-	-	-	-	-	479,411	479,411
Balance, March 31, 2020	1,524,205	$152	10,000,000	$1,000	$2,210,029	$2,788,820	$5,000,001

See accompanying notes to unaudited condensed consolidated interim financial statements draftkings inc.

(formerly known as diamond eagle acquisition corp.)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three months ended March 31, 2020	For the period from March 27, 2019 (inception) through March 31, 2019
Cash flows from operating activities:
Net income (loss)	$479,411	$(675)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Trust income reinvested in Trust Account	(1,444,499)	-
Changes in operating assets and liabilities:
Prepaid expenses	225,906	-
Accounts payable and accrued expenses	2,240	2,408
Deferred offering costs	-	(1,733)
Net cash used in operating activities	(736,942)	-

Cash flows from investing activities:
Cash withdrawn from Trust account to pay taxes	403,475	-
Net cash provided by investing activities	403,475	-

Net change in cash and equivalents during period	(333,467)	-
Cash and equivalents at beginning of period	491,225	-
Cash and equivalents at end of period	$157,758	$-

Supplemental disclosure of cash flow information:
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash financing activities:
Class A common stock subject to possible redemption	$479,420	$-
Offering costs paid by Sponsor in exchange for Founder Shares	$-	$25,000
Deferred offering costs included in accrued expenses	$-	$1,733

See accompanying notes to unaudited condensed consolidated interim financial statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business Operations

Incorporation

Diamond Eagle Acquisition Corp., our predecessor, was incorporated as a Delaware corporation on March 27, 2019.

Subsidiaries

In connection with the business combination (the “Business Combination”) with DraftKings Inc., a Delaware corporation (“Old DK” or “DK”), and SBTech (Global) Limited, a company limited by shares, incorporated in Gibraltar and continued as a company under the Isle of Man Companies Act 2006, with registration number 014119V (“SBTech” or “SBT”), the Company formed a wholly-owned subsidiary, DEAC Merger Sub Inc., which was incorporated in Delaware on December 9, 2019 (“Merger Sub”). Merger Sub did not have any activity as of March 31, 2020.

Also in connection with the Business Combination, the Company formed another wholly-owned subsidiary, DEAC NV Merger Corp. (“DEAC Nevada”), which was incorporated in Nevada on November 13, 2019. DEAC Nevada did not have any activity as of March 30, 2020. In connection with the Business Combination, DEAC Nevada changed its name to DraftKings Inc. and, by operation of Rule 12g-3(a) under the Exchange Act of 1934, as amended (the “Exchange Act”), became the successor issuer to DEAC and succeeded to the attributes of DEAC as the registrant, including DEAC’s SEC file number (001-38908) and CIK Code (0001772757).

Sponsor

The Company’s sponsor is Eagle Equity Partners, LLC, a Delaware limited liability company (the “Sponsor”).

Fiscal Year End

The Company has selected December 31 as its fiscal year end.

Business Purpose

The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses. The Company had neither engaged in any operations nor generated significant revenue through March 31, 2020.

Business Combination

On December 22, 2019, the Company entered into a business combination agreement (as amended, the “Business Combination Agreement”) with Old DK, SBTech, the shareholders of SBTech (the “SBT Sellers”), Shalom Meckenzie, in his capacity as the SBT Sellers’ Representative, DEAC Nevada and Merger Sub, pursuant to which (i) the Company changed its jurisdiction of incorporation to Nevada by merging with and into DEAC Nevada, with DEAC Nevada surviving the merger (the “reincorporation”), (ii) Merger Sub merged with and into Old DK with Old DK surviving the merger (the “DK Merger”), and (iii) immediately following the DK Merger, New DraftKings (as defined below) acquired all of the issued and outstanding share capital of SBTech.

The aggregate value of the consideration paid to Old DK and SBTech shareholders in the Business Combination was approximately $2.7 billion, of which (A) approximately $2.055 billion was paid to (i) the current equityholders of Old DK (the “DK Sellers”) in the form of shares of Class A common stock of New DraftKings (“New DraftKings Class A common stock”), valued at the redemption price for the Company’s public shares in the Business Combination and (ii) holders of vested in-the-money options and warrants exercisable for DK equity in the form of newly issued options and warrants of New DraftKings exercisable for New DraftKings Class A common stock, and (B) approximately €590 million was paid to the SBT Sellers and holders of vested options exercisable for equity of SBT, consisting of (i) €180 million in cash, subject to customary net debt and working capital adjustments as well as certain other specified items (the “Cash Consideration”) payable in respect of the ordinary shares of SBT and 30% of the in-the-money vested options of SBT and (ii) approximately €410 million in shares of New DraftKings Class A common stock, valued at the redemption price for the Company’s public shares in the Business Combination, and in the form of newly issued in-the-money vested options of New DraftKings exercisable for New DraftKings Class A common stock. Outstanding unvested options exercisable for DK or SBT equity (other than cashed-out options of SBT, for which the holders received a portion of the Cash Consideration for such options) converted into options exercisable for shares of New DraftKings Class A common stock. After the execution of the BCA, DK granted restricted stock units to certain of its employees, which converted into restricted stock units denominated in New DraftKings Class A common stock. The Cash Consideration came from the following sources: (1) proceeds available from the Company’s Trust Account, after giving effect to all redemptions; and (2) proceeds from private placements of shares of the Company’s Class A common stock to certain institutional investors immediately prior to the closing of the Business Combination for $304.7 million of proceeds. In addition, in connection with the Business Combination, Jason Robins received shares of Class B common stock of New DraftKings (“New DraftKings Class B common stock”) such that as of immediately following the completion of the Business Combination, Mr. Robins held approximately ninety percent (90%) of the voting power of the capital stock of New DraftKings on a fully-diluted basis.

On April 23, 2020, the Company consummated the Business Combination. In connection with the closing of the Business Combination (the “Closing”), DEAC discontinued its existence as a Delaware company by merging with and into DEAC Nevada, with DEAC Nevada surviving the merger as a Nevada corporation (the “reincorporation”). In addition, upon the Closing, Old DK and SBTech became wholly-owned subsidiaries of DEAC Nevada and DEAC Nevada changed its name to DraftKings Inc. (“New DraftKings” or “DraftKings”). References to the “Company” in these notes to the unaudited condensed consolidated financial statements refer to either DEAC before the Business Combination or New DraftKings after the Business Combination, as the context suggests.

PIPE Investment and Convertible Notes

In connection with satisfying the Minimum Proceeds Condition (as defined in the Business Combination Agreement), the Company entered into subscription agreements (the “Subscription Agreements”), each dated as of December 22, 2019, with certain institutional investors (the “Investors”), pursuant to which, among other things, the Company agreed to issue and sell, in private placements, an aggregate of 30,471,352 shares of Class A common stock for $10.00 per share and an aggregate of 3,000,000 warrants to purchase shares of Class A common stock (the “PIPE Investment”). The warrants have terms identical to New DraftKings’ publicly traded warrants.

On and after December 16, 2019, Old DK issued subordinated convertible promissory notes to certain investors in an aggregate principal amount of approximately $109.2 million (the “Convertible Notes”). Pursuant to the terms of the Convertible Notes, the outstanding principal and accrued interest on the Convertible Notes converted immediately prior to the reincorporation into shares of Class A common stock, at a price per share equal to the price per share paid by the Investors in the PIPE Investment, which resulted in the issuance of 11,254,479 shares of Class A common stock on the Closing Date.

The PIPE Investment closed immediately prior to the Business Combination on the Closing Date. The shares of Class A common stock issued to the Investors and upon conversion of the Convertible Notes, were converted into shares of DraftKings’ Class A common stock upon consummation of the reincorporation and the Business Combination.

The shares issued to the Investors in the PIPE Investment and to the holders of Convertible Notes on the Closing Date were issued pursuant to and in accordance with the exemption from registration under the Securities Act, under Section 4(a)(2) and/or Regulation D promulgated under the Securities Act.

For more information, please see the Registration Statement on Form S-1, originally filed by DEAC NV on April 15, 2020.

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

The Company’s amended and restated certificate of incorporation (the “Charter”) as of prior to the Business Combination provided that, other than the withdrawal of interest earned on the funds that may be released to the Company to fund working capital requirements (subject to an annual limit of  $250,000) and/or to pay taxes, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of an initial business combination; (ii) the redemption of any of the shares of Class A common stock, par value $0.0001 per share (the “Class A Common Stock”) included in the Units sold in the Public Offering properly submitted in connection with a stockholder vote to amend the Charter to modify the substance or timing of the Company’s obligation to redeem 100% of the common stock included in the Units being sold in the Public Offering if the Company does not complete an initial business combination within 24 months from the closing of the Public Offering or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity or (iii) the redemption of 100% of the shares of Class A Common Stock included in the Units sold in the Public Offering if the Company was unable to complete an initial business combination within 24 months from the closing of the Public Offering.  In connection with the Closing, the Company withdrew $404,981,569 of funds from the Trust Account to partially fund the Business Combination, pay transaction costs associated therewith and fund participant share redemptions.

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

Basis of Presentation

These unaudited condensed consolidated financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year period and should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Form 10-K filed with the SEC on March 12, 2020.

Net Income (Loss) Per Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if warrants were to be exercised or converted or otherwise resulted in the issuance of Common Stock that then shared in the earnings of the entity.

For the three months ended March 31, 2020, the Company had potentially dilutive securities in the form of 19,666,667 warrants, including 13,333,333 warrants issued as part of the Public Units and 6,333,334 Private Placement Warrants issued in the Private Placement. Of the total warrants outstanding for the period then ended, approximately 2,615,800 and 1,242,505 represent incremental shares of common stock, based on their assumed exercise, to be included in the weighted average number of shares of Class A common stock outstanding under the treasury stock method for the calculation of diluted income per share of Class A common stock. The Company uses the “treasury stock method” to calculate potential dilutive shares, as if they were redeemed for common stock at the beginning of the period.

The Company’s unaudited condensed consolidated statement of operations includes a presentation of net income per share for common shares subject to redemption in a manner similar to the two-class method of net income (loss) per share. Net income (loss) per common share for basic and diluted Class A common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable franchise taxes of $50,000, working capital up to $250,000 annually, and income taxes of $246,289, by the weighted average number of Class A common stock for the period. Net loss per common share for basic and diluted for Class B common stock is calculated by dividing the net income, which excludes income attributable to Class A common stock, by the weighted average number of Class B common stock outstanding for the period.

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

There were no unrecognized tax benefits as of March 31, 2020 and December 31, 2019. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. As of March 31, 2020 and December 31, 2019, the Company’s taxable income primarily consisted of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up and business combination costs and are not currently deductible. During the three months ended March 31, 2020, and the period from March 27, 2019 (inception) to March 31, 2019, the Company recorded income tax expense of $246,289 and nil, respectively.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

Underwriting Commissions

The Company paid an underwriting discount of $8,000,000 ($0.20 per Unit sold) to the underwriters at the closing of the Public Offering on May 14, 2019, with an additional fee (“Deferred Discount”) of $14,000,000 ($0.35 per Unit sold) payable upon the Company’s completion of an initial business combination. The Deferred Discount becomes payable to the underwriters from the amounts held in the Trust Account solely in connection with the closing of its initial business combination.

Subsequent to March 31, 2020, in connection with the consummation of the Business Combination, the Company paid the Deferred Discount in full.

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

On April 10, 2019, the Sponsor transferred 4,930,625 Founder Shares to Harry E. Sloan (together with the Sponsor, the “initial stockholders”) for a purchase price of $12,250 (the same per-share price initially paid by the Sponsor), resulting in the Sponsor holding 5,131,875 Founder Shares. On May 10, 2019, the Sponsor and Mr. Sloan each forfeited at no cost 31,875 and 30,625 Founder Shares, respectively, to the Company in connection with the election by the underwriters of the Public Offering to exercise their over-allotment option in part and not in full, resulting in an aggregate of 10,000,000 Founder Shares outstanding. On December 31, 2019, the Sponsor transferred an aggregate of 80,000 Founder Shares to each of the Company’s independent directors.

The initial stockholders and the Company’s independent directors agreed not to transfer, assign or sell any of their Founder Shares until the earlier of (A) one year after the completion of the Company’s initial business combination, or earlier if, subsequent to the Company’s initial business combination, the closing price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial business combination, and (B) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction after the initial business combination that results in all of the Company’s stockholders having the right to exchange their common stock for cash, securities or other property.

Private Placement Warrants

In conjunction with the Public Offering, the Sponsor and Harry E. Sloan purchased an aggregate of 6,333,334 Private Placement Warrants, at a price of $1.50 per warrant (approximately $9,500,000 in the aggregate) in the IPO Private Placement. Each Private Placement Warrant entitles the holder to purchase one share of Class A Common Stock at $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the Public Offering to be held in the Trust Account such that at closing of the Public Offering, $400,000,000 was placed in the Trust Account. On December 31, 2019, the Sponsor transferred an aggregate of 333,332 Private Placement Warrants to certain of the Company’s independent directors.

The Private Placement Warrants (including the shares of common stock issuable upon exercise of the Private Placement Warrants) are not transferable, assignable or salable until 30 days after the completion of the Business Combination and they are non-redeemable for cash so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers of the Private Placement Warrants or their permitted transferees, the Private Placement Warrants will be redeemable for cash by the Company and exercisable by such holders on the same basis as the warrants included in the Units sold in the Public Offering. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Warrants sold as part of the Units in the Public Offering and have no net cash settlement provisions.

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

In connection with the Business Combination, the holders of these securities entered into the Stockholders Agreement (as defined below). See Note 8.

Sponsor Loans

The Sponsor agreed to loan the Company up to an aggregate of $300,000 by the issuance of an unsecured promissory note (the “Note”) to cover expenses related to the Public Offering. The Note was payable without interest on the earlier of December 31, 2019 or the completion of the Public Offering. Upon completion of the Public Offering, $60,875 under the Note was repaid in full. As of March 31, 2020 and December 31, 2019, there was no outstanding balance under the Note.

Administrative Services Agreement

The Company entered into an administrative services agreement in which the Company reimbursed an affiliate of the Sponsor for office space, utilities and secretarial and administrative services provided to members of the Company’s management team in an amount not to exceed $15,000 per month. For the three months ended March 31, 2020 and the period from March 27, 2019 (inception) to March 31, 2019, the Company incurred $45,000 and nil, respectively, of administrative services expenses under the arrangement.

The Company ceased paying these monthly fees upon the Closing.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial business combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Up to $1,500,000 of such loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. The terms of such loans have not been determined and no written agreements exist with respect to such loans. No amounts were borrowed under this arrangement as of March 31, 2020 and December 31, 2019.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company's financial position and results of its operations, the specific impact is not readily determinable as of the date of these unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

5.	Commitments and Contingencies

Underwriting Agreement

As of March 31, 2020, the Company was committed to pay the Deferred Discount totaling $14,000,000, or 3.5% of the gross offering proceeds of the Public Offering, to the underwriters upon the Company’s consummation of an initial business combination.

In connection with the Closing, the Company paid the Deferred Discount in full.

6.	Trust Account

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2020
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$405,002,234

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three months ended March 31, 2020.

Level 1 instruments include investments in money market funds and U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

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

On April 23, 2020, in connection with the Business Combination, the Company liquidated the Trust Account to fund the Business Combination and related expenses. See Note 8.

7.	Stockholders’ Equity

Class A Common Stock — DEAC is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. At March 31, 2020 and December 31, 2019, there were 40,000,000 shares of Class A common stock issued and outstanding of which, 38,475,795 and 38,427,853, respectively, were classified outside of permanent equity.

Class B Common Stock — DEAC is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of DEAC’s Class B common stock are entitled to one vote for each share. At March 31, 2020 and December 31, 2019, there were 10,000,000 shares of Class B common stock issued and outstanding.

Preferred stock — DEAC is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At March 31, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

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

Additionally, commencing ninety days after the Warrants become exercisable, the Company may redeem its outstanding Warrants (including the Private Placement Warrants) in whole and not in part, for the number of shares of Class A Common Stock determined by reference to the table set forth in the Company’s prospectus relating to the Public Offering based on the redemption date and the “fair market value” of the Class A Common Stock, upon a minimum of 30 days’ prior written notice of redemption and if, and only if, the last sale price of the Class A Common Stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company sends the notice of redemption to the warrant holders, if, and only if, the Private Placement Warrants are also concurrently exchanged at the same price (equal to a number of shares of Class A Common Stock) as the outstanding Warrants, as described above and if, and only if, there is an effective registration statement covering the shares of Class A Common Stock issuable upon exercise of the Warrants and a current prospectus relating thereto available throughout the 30-day period after written notice of redemption is given. The “fair market value” of the shares of Class A Common Stock is the average last reported sale price of the Class A Common Stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

If the Company calls the Warrants for redemption, management will have the option to require all holders that wish to exercise the Warrants to do so on a “cashless basis,” as described in the warrant agreement.

The exercise price and number of shares of Class A Common Stock issuable upon exercise of the Warrants may be adjusted in certain circumstances.

8.	Subsequent Events

As described in Note 1, the Company completed its initial business combination on April 23, 2020.

In connection with the closing of the Business Combination, the Company paid the Deferred Discount of $14,000,000 to the underwriters of the Public Offering and paid $90,172 to redeeming Class A stockholders.

On April 23, 2020, the Company closed the PIPE Investment.  See Note 1. On April 15, 2020, the Company filed a Registration Statement on Form S-1 registering these shares, which was declared effective by the U.S. Securities and Exchange Commission on April 23, 2020.

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

Overview

We are a former blank check company incorporated on March 27, 2019 under the name Diamond Eagle Acquisition Corp. as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On April 23, 2020, we consummated our Business Combination with Old DK (as defined below) and SBTech (as defined below).

Recent Developments

Business Combination with DraftKings and SBTech

On April 23, 2020, the Company consummated the previously announced business combination with DraftKings Inc. (“Old DK”) and SBTech (Global) Limited (“SBTech”) pursuant to the terms of the business combination agreement, dated as of December 22, 2019 (as amended by Amendment No. 1 thereto, dated April 7, 2020, the “Business Combination Agreement”) that we entered into with Old DK, SBTech, the shareholders of SBTech (the “SBT Sellers”), Shalom Meckenzie, in his capacity as the SBT Sellers’ Representative, DEAC NV Merger Corp., a Nevada corporation and a wholly-owned subsidiary of DEAC (“DEAC Nevada”) and DEAC Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of DEAC (“Merger Sub”). Pursuant to the terms of the Business Combination Agreement, (i) DEAC changed its jurisdiction of incorporation to Nevada by merging with and into DEAC Nevada, with DEAC Nevada surviving the merger (the “reincorporation”), (ii) Merger Sub merged with and into Old DK with Old DK surviving the merger (the “DK Merger”), and (iii) immediately following the DK Merger, New DraftKings (as defined below) acquired all of the issued and outstanding share capital of SBTech. In connection with the consummation of the transactions contemplated by the Business Combination Agreement (the “Business Combination”), Old DK and SBTech became wholly owned subsidiaries of DEAC Nevada, which was renamed “DraftKings Inc.”

PIPE Investment and Convertible Notes

In connection with satisfying the Minimum Proceeds Condition (as defined in the Business Combination Agreement), the Company entered into subscription agreements (the “Subscription Agreements”), each dated as of December 22, 2019, with certain institutional investors (the “Investors”), pursuant to which, among other things, the Company agreed to issue and sell, in private placements, an aggregate of 30,471,352 shares of Class A common stock, par value $0.0001 per share (“Class A common stock”) for $10.00 per share and an aggregate of 3,000,000 warrants to purchase shares of Class A common stock (the “PIPE Investment”). The warrants have terms identical to the Company’s publicly traded warrants.

On and after December 16, 2019, Old DK issued subordinated convertible promissory notes to certain investors in an aggregate principal amount of approximately $109.2 million (the “Convertible Notes”). Pursuant to the terms of the Convertible Notes, the outstanding principal and accrued interest on the Convertible Notes converted immediately prior to the reincorporation into shares of Class A common stock, at a price per share equal to the price per share paid by the Investors in the PIPE Investment, which resulted in the issuance of 11,254,479 shares of Class A common stock at the closing of the Business Combination (the “Closing Date”).

The PIPE Investment closed immediately prior to the Business Combination on the Closing Date. The shares of Class A common stock issued to the Investors and upon conversion of the Convertible Notes, were converted into shares of New DraftKings’ Class A common stock, par value $0.0001 per share (“New DraftKings Class A common stock”) upon consummation of the reincorporation and the Business Combination. On April 15, 2020, the Company filed a Registration Statement on Form S-1 registering these shares, which was declared effective by the U.S. Securities and Exchange Commission on April 23, 2020.

Results of Operations and Known Trends or Future Events

Through March 31, 2020, we had neither engaged in any significant business operations nor generated any revenues. All activities through that date related to the Company’s formation, the Public Offering (as defined below), looking for a target for a business combination and pursuing the Business Combination. Prior to the closing of the Business Combination, we did not generate any income other than non-operating income in the form of interest income on cash, cash equivalents, and marketable securities that were held in the Trust Account (as defined below).

For the three months ended March 31, 2020, we had a net income of $479,411. The income for the three months ended March 31, 2020 relates to earnings on the Trust Account assets offset by general and administrative costs, estimated taxes, and management fees for administrative services.

For the period from March 27, 2019 (inception) to March 31, 2019, we had a net loss of $675.

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

As of March 31, 2020, we had an unrestricted cash balance of $157,758 as well as cash and accrued interest held in trust of $405,002,234. Our working capital needs as of March 31, 2020 were satisfied through the funds, held outside of the Trust Account, from the Public Offering. Interest on funds held in the Trust Account may be used to fund our working capital requirements (subject to an annual limit of $250,000) and/or to pay taxes. Further, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Up to $1,500,000 of such loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. The terms of such loans have not been determined and no written agreements exist with respect to such loans.

We used substantially all of the funds held in the Trust Account to complete the Business Combination on April 23, 2020. Funds held in the Trust Account were also used to fund the redemption of 8,928 shares of Class A common stock.

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

Redeemable Shares

All of the 40,000,000 shares of Class A Common Stock included in the Units sold as part of the Public Offering contain a redemption feature as described in the prospectus for the Public Offering. In accordance with FASB ASC 480, “Distinguishing Liabilities from Equity”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. DEAC’s amended and restated certificate of incorporation provided a minimum net tangible asset threshold of $5,000,001. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares will be affected by charges against additional paid-in capital.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet commitments of the type required to be disclosed pursuant to SEC rules.

Contractual Obligation

As of March 31, 2020 we did not have any long-term debt, capital or operating lease obligations.

We entered into an administrative services agreement in which the Company will pay the Sponsor for office space and secretarial and administrative services provided to members of the Company’s management team, in an amount not to exceed $15,000 per month. The administrative services agreement terminated upon the Closing of the Business Combination.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2020, we were not subject to any material market or interest rate risk. As of March 31, 2020, the net proceeds of the Public Offering and the Private Placement Warrants, including amounts in the Trust Account, were invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there was no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. —OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K, filed with the SEC on March 12, 2020, or our Definitive Proxy Statement on Schedule 14A relating to the Business Combination, filed with the SEC on April 15, 2020. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report or Definitive Proxy Statement. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Index

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of March 12, 2020, by and among Diamond Eagle Acquisition Corp. and DEAC NV Merger Corp (incorporated by reference to Exhibit 2.3 of DEAC NV Merger Corp.’s Registration Statement on Form S-4 (Reg. No. 333-235805), filed with the SEC on April 14, 2020).
2.2	Amendment to Business Combination Agreement, dated as of April 7, 2020, among DraftKings Inc. (a Delaware corporation), SBTech (Global) Limited, SBTech’s shareholders, Diamond Eagle Acquisition Corp., DEAC NV Merger Corp. and a wholly-owned subsidiary of DEAC (incorporated by reference to Exhibit 2.4 of DEAC NV Merger Corp.’s Registration Statement on Form S-4 (Reg. No. 333-235805), filed with the SEC on April 14, 2020).
3.1	Amended and Restated Articles of Incorporation of DraftKings Inc. (incorporated by reference to Exhibit 3.1 to DraftKings Inc.’s Current Report on Form 8-K (File No. 001-38908), filed with the SEC on April 29, 2020).
3.2	Amended and Restated Bylaws of DraftKings Inc. (incorporated by reference to Exhibit 3.2 to DraftKings Inc.’s Current Report on Form 8-K (File No. 001-38908), filed with the SEC on April 29, 2020).
4.1	Form of Specimen Class A Common Stock Certificate of DraftKings Inc. (incorporated by reference to Exhibit 4.1 to DraftKings Inc.’s Current Report on Form 8-K (File No. 001-38908), filed with the SEC on April 29, 2020).
4.2	Form of Warrant Certificate of DraftKings Inc. (incorporated by reference to Exhibit 4.2 to DraftKings Inc.’s Current Report on Form 8-K (File No. 001-38908), filed with the SEC on April 29, 2020).
4.3	Assignment and Assumption Agreement, dated April 23, 2020, by and among DraftKings Inc., DEAC, Continental Stock Transfer & Trust Company, Computershare Trust Company, N.A. and Computershare Inc. (incorporated by reference to Exhibit 4.4 to DraftKings Inc.’s Current Report on Form 8-K (File No. 001-38908), filed with the SEC on April 29, 2020).
10.1	DraftKings Inc. 2020 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to DraftKings Inc.’s Current Report on Form 8-K (File No. 001-38908), filed with the SEC on April 29, 2020).
10.2	Executive Employment Agreement, dated April 23, 2020, between DraftKings Inc. and Matt Kalish (incorporated by reference to Exhibit 10.2 to DraftKings Inc.’s Current Report on Form 8-K (File No. 001-38908), filed with the SEC on April 29, 2020).
10.3	Executive Employment Agreement, dated April 23, 2020, between DraftKings Inc. and Paul Liberman (incorporated by reference to Exhibit 10.3 to DraftKings Inc.’s Current Report on Form 8-K (File No. 001-38908), filed with the SEC on April 29, 2020).
10.4	Executive Employment Agreement, dated April 23, 2020, between DraftKings Inc. and Jason Robins (incorporated by reference to Exhibit 10.4 to DraftKings Inc.’s Current Report on Form 8-K (File No. 001-38908), filed with the SEC on April 29, 2020).
10.5	DraftKings Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to DraftKings Inc.’s Current Report on Form 8-K (File No. 001-38908), filed with the SEC on April 29, 2020).
10.6	Earnout Escrow Agreement, dated April 23, 2020, by and among DraftKings Inc., Shalom Meckenzie, in his capacity as SBT Sellers’ Representative, Eagle Equity Partners LLC, Jeff Sagansky, Eli Baker, Harry Sloan, I.B.I. Trust Management, the trustee, and Computershare Trust Company, N.A., as escrow agent (incorporated by reference to Exhibit 10.8 to DraftKings Inc.’s Current Report on Form 8-K (File No. 001-38908), filed with the SEC on April 29, 2020).
10.7	Stockholders Agreement, dated April 23, 2020, by and among DraftKings Inc., the DK Stockholder Group, the SBT Stockholder Group and the DEAC Stockholder Group (incorporated by reference to Exhibit 10.9 to DraftKings Inc.’s Current Report on Form 8-K (File No. 001-38908), filed with the SEC on April 29, 2020).
10.8	Share Exchange Agreement, dated April 23, 2020, by and among DraftKings Inc., a Delaware corporation, Jason Robins and DEAC NV Merger Corp (incorporated by reference to Exhibit 10.10 to DraftKings Inc.’s Current Report on Form 8-K (File No. 001-38908), filed with the SEC on April 29, 2020).
10.9	Seventh Amendment to the LSA, dated April 23, 2020, by and among DraftKings Inc. (a Nevada corporation), DraftKings Inc. (a Delaware corporation), Crown Gaming Inc., Crown DFS Inc. and Pacific Western Bank (incorporated by reference to Exhibit 10.20 to DraftKings Inc.’s Current Report on Form 8-K (File No. 001-38908), filed with the SEC on April 29, 2020).
10.10*	Form of Stock Option Award Agreement.
10.11*	Form of Restricted Stock Unit Award Agreement.
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRAFTKINGS INC.
Date: May 15, 2020
	By:	/s/ Jason K. Park
Name: Jason K. Park
Title: Chief Financial Officer
(Principal Financial Officer)