Form 10-Q
period 2020-06-30
DraftKings Inc.
filed 2020-08-14
CIK 1772757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

(617) 986-6744
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	DKNG	The Nasdaq Stock Market LLC
Warrants to purchase one share of Class A common stock, each at an exercise price of $11.50 per share (the “Warrants”) (1)	N/A (1)	N/A (1)

(1) DraftKings Inc. filed a Form 25 on July 20, 2020 to delist and deregister its Warrants. The delisting became effective on July 30, 2020 and the Warrants are no longer trading on Nasdaq. The deregistration of the Warrants under Section 12(b) of the Securities Exchange Act of 1934 will be effective 90 days, or such shorter period as the Securities and Exchange Commission may determine, after filing of the Form 25.

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

As of August 12, 2020, there were 355,555,279 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 393,013,951 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

DraftKings Inc.

Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2020

PART I. —FINANCIAL INFORMATION

Item 1. Financial Statements.

DRAFTKINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	June 30, 2020 (Unaudited)	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$1,244,266	$76,533
Cash reserved for users	131,995	144,000
Receivables reserved for users	15,060	19,828
Accounts receivable	35,104	10,016
Prepaid expenses and other current assets	24,696	10,771
Total current assets	1,451,121	261,148

Property and equipment, net	37,002	25,945
Intangible assets, net	542,095	33,939
Goodwill	480,578	4,738
Equity method investment	2,236	2,521
Deposits and other non-current assets	3,105	2,434
Total assets	$2,516,137	$330,725

Liabilities and Stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$122,946	$85,295
Liabilities to users	147,031	163,035
Revolving credit line	-	6,750
Total current liabilities	269,977	255,080

Convertible promissory notes	-	68,363
Other long-term liabilities	54,872	56,862
Total liabilities	324,849	380,305
Commitments and contingent liabilities (Note 15)

Stockholder’s equity (deficit):
Class A common stock, $0.0001 par value; 900,000 and 735,000 shares authorized as of June 30, 2020 and December 31, 2019, respectively; 354,251 and 184,626 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	35	18
Class B common stock, $0.0001 par value; 900,000 shares authorized as of June 30, 2020; 393,014 shares issued and outstanding at June 30, 2020	39	-
Additional paid-in capital	3,395,129	949,186
Accumulated deficit	(1,228,901)	(998,784)
Accumulated other comprehensive income	24,986	-
Total stockholders’ equity (deficit)	2,191,288	(49,580)
Total liabilities and stockholders’ equity (deficit)	$2,516,137	$330,725

See accompanying notes to unaudited condensed consolidated financial statements.

Due to the timing of the Business Combination, the December 31, 2019 balances exclude SBTech.

DRAFTKINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except loss per share data)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenue	$70,931	$57,390	$159,473	$125,482
Cost of revenue	47,330	17,834	90,746	39,386
Sales and marketing	46,188	29,671	99,894	66,516
Product and technology	30,549	12,234	48,590	25,322
General and administrative	107,308	26,183	146,804	52,996
Loss from operations	(160,444)	(28,532)	(226,561)	(58,738)

Other income (expense):
Interest income (expense), net	(588)	426	(2,939)	1,087
Loss before income tax provision and loss from equity method investment	(161,032)	(28,106)	(229,500)	(57,651)

Income tax provision	(323)	(7)	(332)	(16)
Loss from equity method investment	(82)	-	(285)	-
Net loss attributable to common stockholders	$(161,437)	$(28,113)	$(230,117)	$(57,667)

Loss per share attributable to common stockholders:
Basic and diluted	$(0.55)	$(0.15)	$(0.97)	$(0.31)

See accompanying notes to unaudited condensed consolidated financial statements.

Due to the timing of the Business Combination, the three- and six-month periods ended June 30, 2020, reflect B2B/SBTech activity beginning April 24, 2020, and the three- and six-month periods ended June 30, 2019 do not reflect B2B/SBTech activity.

DRAFTKINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(Amounts in thousands, except loss per share data)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net loss	$(161,437)	$(28,113)	$(230,117)	$(57,667)
Other comprehensive income (loss):
Foreign currency translation adjustments arising during period	24,986	-	24,986	-
Comprehensive income (loss)	$(136,451)	$(28,113)	$(205,131)	$(57,667)

See accompanying notes to unaudited condensed consolidated financial statements.

Due to the timing of the Business Combination, the three- and six-month periods ended June 30, 2020, reflect B2B/SBTech activity beginning April 24, 2020, and the three- and six-month periods ended June 30, 2019 do not reflect B2B/SBTech activity.

DRAFTKINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in thousands)

	Convertible Redeemable Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Accumulated Comprehensive	Total Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (loss)	(Deficit)/Equity
Balances at December 31, 2019 (as previously reported)	110,250	$258,371	389,610	$390	-	$-	$690,443	$(998,784)	$	$(307,951)
Conversion of shares due to merger recapitalization	(110,250)	(258,371)	(204,984)	(372)	–	–	258,743	–	–	258,371
Balances at December 31, 2019, effect of reverse acquisition (refer to Note 2)	-	-	184,626	18	–	–	949,186	$(998,784)		(49,580)
Issuance of Series F preferred stock			1,526	–	–	–	11,000	–	–	11,000
Exercise of stock options	–	–	456	–	–	–	467	–	–	467
Stock-based compensation expense	–	–	–	–	–	–	4,842	–	–	4,842
Net loss	–	–	–	–	–	–	–	(68,680)	–	(68,680)
Balances at March 31, 2020	-		186,608	$18		$-	965,495	$(1,067,464)	$-	$(101,951)
Merger recapitalization, net repurchase of $7,192 and issuance costs of $11,564			(278)		-	-	(18,756)	–	–	(18,756)
Conversion of Convertible Notes to common shares	–	–	11,254	1	-	-	112,544	–	–	112,545
DEAC shares recapitalized, net of redemptions and equity issuance costs of $10,631	-	-	74,122	7	-	-	665,478	-	-	665,485
Equity consideration issued to acquire SBTech	-	-	40,739	4	-	-	789,060	-	-	789,064
Shares issued for earn outs - SBTech	-	-	720	-	-	-	-	-	-	-
Shares issued for earn outs – DEAC and DK	-	-	5,280	1	-	-	(1)	-	-	-
Shares issued for exercise of warrants	-	-	17,519	2	-	-	200,465	-	-	200,467
Shares issued in Offering, net of issuance costs of $19,200	-	-	16,000	2	-	-	620,798	-	-	620,800
Exercise of stock options	–	–	2,287	–	–	–	5,599	–	–	5,599
Stock-based compensation	–	–	–	–	393,014	39	54,447	–	–	54,486
Foreign currency translation	–	–	–	–	–	–	–	–	24,986	24,986
Net loss	–	–	–	–	–	–	–	(161,437)	-	(161,437)
Balances at June 30, 2020	-	$-	354,251	$35	393,014	$39	$3,395,129	$(1,228,901)	$24,986	$2,191,288

See accompanying notes to unaudited condensed consolidated financial statements.

Due to the timing of the Business Combination, the three- and six-month periods ended June 30, 2020, reflect B2B/SBTech activity beginning April 24, 2020, and the three- and six-month periods ended June 30, 2019 do not reflect B2B/SBTech activity.

DRAFTKINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in thousands)

	Convertible Redeemable Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Accumulated Comprehensive		Total Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (loss)		(Deficit)/Equity
Balances at December 31, 2018 (as previously reported)	111,969	$261,277	384,009	$384	-	$-	$670,439	$(856,050)	$		$(185,227)
Conversion of shares	(111,969)	(261,277)	(193,197)	(365)	–	–	261,642	–	–		261,277
Balances at December 31, 2018, effect of reverse acquisition (refer to Note 2)	-	-	190,812	19	–	–	932,081	$(856,050)			76,050
Issuance of Series F preferred stock		-	1,018	–	–	–	7,245	–	–		7,245
Exercise of stock options	–	–	110	–	–	–	126	–	–		126
Stock-based compensation expense	–	–	–	–	–	–	4,831	–	–		4,831
Net loss	–	–	–	–	–	–	–	(29,554)	–		(29,554)
Balances at March 31, 2019	-	-	191,940	$19		$-	$944,283	$(885,604)	$-		$58,698
Issuance of Series F Preferred Stock	--	-	-	-	-	-	559	–	–		559
Issuance of Common Stock	–	–	674	-	–	–	438	–	–		438
Issuance of Common Stock for In-kind Transfer	-	-	124	-	-	-	535	-	-		535
Warrants	–	–	-	–	–	–	537	–	–		537
Exercise of Stock Options			527				407				407
Stock-based compensation	–	–	–	–	–	–	1,844	–		_	1,844
Net loss	–	–	–	–	–	–	–	(28,113)	-		(28,113)
Balances at June 30, 2019	-	$-	193,265	$19	-	$-	$948,603	$(913,717)	$-		$34,905

See accompanying notes to unaudited condensed consolidated financial statements.

Due to the timing of the Business Combination, the three- and six-month periods ended June 30, 2020, reflect B2B/SBTech activity beginning April 24, 2020, and the three- and six-month periods ended June 30, 2019 do not reflect B2B/SBTech activity.

 DRAFTKINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Six months ended June 30,
	2020 (Unaudited)	2019 (Unaudited)
Operating Activities:
Net loss	$(230,117)	$(57,667)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	23,372	6,199
Non-cash rent expense	81	103
Non-cash interest expense	3,111	85
Stock-based compensation expense, including value of Class B common shares	59,328	6,675
Loss from equity method investment	285	-
Deferred income taxes	(201)	12
Other non-cash expenses	-	2,181
Change in operating assets and liabilities, net of effect of Business Combination
Cash reserved for users	12,005	17,151
Receivables reserved for users	4,768	5,231
Accounts Receivable	(6,347)	4,052
Prepaid expenses and other current assets	(2,187)	(1,075)
Deposits and other non-current assets	346	(16)
Accounts payable and accrued expenses	11,686	(14,687)
Other long-term liabilities	4,903	14,763
Liabilities to users	(16,004)	(22,820)
Net cash flows used in operating activities	(134,971)	(39,813)
Cash Flows from Investing Activities:
Purchases of property and equipment	(3,336)	(12,943)
Capitalization of internal-use software costs	(11,019)	(6,263)
Acquisition of gaming licenses	(7,478)	(214)
Cash paid for Business Combination, net of cash acquired	(176,819)	-
Net cash flows used in investing activities	(198,652)	(19,420)
Financing Activities:
Cash buyout of unaccredited investors	(7,192)	-
Issuance costs related to merger recapitalization	(11,564)	-
Net proceeds from issuance of convertible promissory notes	41,077	-
Proceeds from recapitalization of DEAC shares, net of issuance costs	667,999	-
Proceeds from shares issued for warrants	190,664	-
Proceeds from issuance of Class A common stock, net of issuance costs	620,800	438
Proceeds from exercise of stock options	6,066	533
Net payment of revolving credit line	(6,750)	-
Net proceeds from issuance of redeemable convertible preferred stock	-	7,804
Net cash flows provided by financing activities	1,501,100	8,775
Effect of foreign exchange rates on cash and cash equivalents	256	-
Net increase (decrease) in cash, cash equivalents and restricted cash	1,167,733	(50,458)
Cash and cash equivalents at the beginning of period	76,533	117,908
Cash and cash equivalents, end of period	$1,244,266	$67,450

DRAFTKINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

Supplemental Disclosure of Noncash Investing and Financing Activities:
Conversion of convertible notes and accrued interest to common shares	$112,545	$-
Increase in net liabilities acquired from DEAC	2,514	-
Equity consideration issued to acquire SBTech	789,064	-
Increase of other current assets from transfer agent related to warrants	9,803	-
Decrease of accounts payable and accrued expenses from gaming licenses	(1,000)	-
Supplemental Disclosure of Cash Activities:
Cash paid for interest	417	123

Due to the timing of the Business Combination, for the six-month period ending June 30, 2020, cash flow reflects SBTech activity beginning April 24, 2020, and for the six-month period ending June 30, 2019, cash flow excludes SBTech activity.

1.	Description of Business

DraftKings Inc., a Nevada corporation (the “Company”, “DraftKings”, “we” or “us”), was incorporated in Nevada as DEAC NV Merger Corp., a wholly owned subsidiary of our legal predecessor, Diamond Eagle Acquisition Corp. (“DEAC”), a special purpose acquisition company. On April 23, 2020, DEAC consummated the Business Combination Agreement (the “Business Combination”) dated December 22, 2019, as amended on April 7, 2020 and, in connection therewith, (i) DEAC merged with and into us, whereby we survived the merger and became the successor issuer to DEAC by operation of Rule 12g-3(a) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (ii) we changed our name to “DraftKings Inc.,” (iii) we acquired DraftKings Inc., a Delaware corporation, (“Old DK”) by way of a merger and (iv) we acquired all of the issued and outstanding share capital of SBTech (Global) Limited (“SBTech”). Upon consummation of the foregoing transactions, Old DK and SBTech became wholly owned subsidiaries of the Company.

DraftKings is a digital sports entertainment and gaming company. The Company’s business-to-consumer (“B2C”) segment provides users with daily fantasy sports (“DFS”), sports betting (“Sportsbook”) and iGaming products. The Company’s business-to-business (“B2B”) segment is involved in the design and development of sports betting and casino gaming software for sportsbook and casino gaming products.

In May 2018, the Supreme Court (the “Court”) struck down on constitutional grounds the Professional and Amateur Sports Protection Act of 1992 (“PASPA”), a law that prohibited most states from authorizing and regulating sports betting. Since the Court’s decision, many states have legalized sports betting. The U.S. jurisdictions with statutes legalizing statewide online sports betting as of June 30, 2020 are Colorado, Illinois, Indiana, Iowa, Michigan, Nevada, New Hampshire, New Jersey, Oregon, Pennsylvania, Puerto Rico, Rhode Island, Tennessee, Virginia, Washington, D.C and West Virginia. The jurisdictions with statutes legalizing sports betting at certain land-based retail locations are Arkansas, Colorado, Delaware, Illinois, Indiana, Iowa, Michigan, Mississippi, Montana, Nevada, New Hampshire, New Jersey, New York, North Carolina, Pennsylvania, Puerto Rico, Rhode Island, Washington, Washington, D.C and West Virginia. The jurisdictions with statutes legalizing online casinos are Michigan, New Jersey, Pennsylvania and West Virginia. Several of the aforementioned jurisdictions have enacted laws authorizing sports wagering online or in retail locations, but such operations have not yet begun.

As of June 30, 2020, the Company operates online sports betting in Colorado, Indiana, Iowa, New Hampshire, New Jersey, Oregon (B2B), Pennsylvania, and West Virginia, has retail sportsbooks in Colorado, Iowa, Mississippi, New Jersey and New York and has online casino products in New Jersey and Pennsylvania. The Company also has arrangements in place with land-based casinos to expand operations into additional states upon the passing of the appropriate laws and regulations and the receipt of appropriate licenses.

Recently, the novel coronavirus (“COVID-19”) has adversely impacted global commercial activity and contributed to significant declines and volatility in financial markets. The COVID-19 pandemic is creating disruption in global supply chains and adversely impacting many industries. COVID-19 could have a continued material adverse impact on economic and market conditions and trigger a period of continued global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate impact of COVID-19. Nevertheless, COVID-19 presents material uncertainty and risk with respect to the Company, its performance, and its financial results and could adversely affect the Company’s financial results.

The direct impact of COVID-19 on the business of DraftKings beyond disruptions to normal business operations in several offices primarily results from the suspension and cancellation of sports seasons and sporting events. Typically, during the March to June time periods, DraftKings would have significant user interest and activity in its Sportsbook and DFS product offerings for Major League Baseball, European Soccer competitions, the NBA regular season and playoffs, the NCAA college basketball tournament, the Masters golf tournament, the NHL regular season and playoffs and the French Open grand slam tennis tournament. All of the aforementioned sports seasons and sporting events were suspended, although many plan to return later in 2020. The suspension of sports seasons and sporting events have reduced customers’ use of, and spending on, the Company’s Sportsbook and DFS product offerings, and has caused the Company to issue refunds for canceled events. Additionally, some retail casinos where the Company has branded sportsbooks and DFS remain closed or have reduced their capacity. The Company’s revenues vary based on sports seasons and sporting events, and the Company may not generate as much revenue as it would have without the cancellation or suspensions as a result of COVID-19. However, the strong performance of the Company’s product offerings that do not rely on sports seasons and sporting events, such as iGaming, has partially offset this adverse impact on revenue. DraftKings is also innovating to generate more content that does not rely on sports seasons and sporting events, for example, products that permit wagering and contests on events such as eSports, simulated NASCAR and League of Legends.

A significant or prolonged decrease in consumer spending on entertainment or leisure activities would likely adversely affect demand for the Company’s product offerings, reducing cash flows and revenues, and thereby materially harming our business, financial condition and results of operations. Finally, the Company has business continuity programs in place to ensure that employees are safe and that the business continues to function while its employees work remotely.

2.	Summary of Significant Accounting Policies and Practices

Basis of Presentation and Principles of Consolidation

These unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and accounting principles generally accepted in the United States (“U.S. GAAP”) for interim reporting. Accordingly, certain notes or other information that are normally required by U.S. GAAP have been omitted if they substantially duplicate the disclosures contained in the Company’s annual audited consolidated financial statements. Accordingly, the unaudited condensed consolidated financial statements should be read in connection with the Company’s audited financial statements and related notes as of and for the year ended December 31, 2019. The accompanying condensed consolidated financial statements are unaudited; however, in the opinion of management, they include all normal and recurring adjustments necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements for the periods presented. Results of operations reported for interim periods are not necessarily indicative of results for the entire year, due to seasonal fluctuations in the Company’s revenue as a result of timing of various sports seasons and other factors.

Pursuant to the Business Combination, the merger between a subsidiary of DEAC and Old DK was accounted for as a reverse recapitalization in accordance with U.S. GAAP (the “Reverse Recapitalization”). Under this method of accounting, DEAC was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Reverse Recapitalization was treated as the equivalent of Old DK issuing stock for the net assets of DEAC, accompanied by a recapitalization. The net assets of DEAC are stated at historical cost, with no goodwill or other intangible assets recorded. The consolidated assets, liabilities and results of operations prior to the Reverse Recapitalization are those of Old DK. The shares and corresponding capital amounts and earnings per share available for common stockholders, prior to the Business Combination, have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination. Further, Old DK was determined to be the accounting acquirer in the SBTech Acquisition, as such, the acquisition is considered a business combination under ASC 805, and was accounted for using the acquisition method of accounting. DraftKings recorded the fair value of assets acquired and liabilities assumed from SBTech. The presented financial information for the three months and six months ended June 30, 2020 includes the financial information and activities for SBTech for the period from April 24, 2020 to (and including) June 30, 2020 (68 days).

The accompanying unaudited condensed consolidated financial statements include the accounts and operations of the Company. All intercompany accounts and transactions have been eliminated.

Comprehensive Income (Loss)

 Comprehensive income (loss) consists of foreign currency translation adjustments related to the effect of foreign exchange on the value of our assets denominated in Euros. Cumulative translation gains or losses are included in the consolidated statements of operations.

Foreign Currency

Our reporting currency is the U.S. dollar while the functional currency of non-U.S. subsidiaries is the Euro. The financial statements of non-U.S. subsidiaries are translated into United States dollars in accordance with ASC 830, using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining other comprehensive income (loss).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions reflected in the financial statements relate to and include, but are not limited to, the valuation of equity awards; fair value estimates of embedded derivatives; purchase price allocations, including fair value estimates of intangible assets and long-term contingent liabilities; the estimated useful lives of fixed assets and intangible assets, including internally developed software costs; and accrued expenses.

Going Concern

Based on anticipated spend and cash received from the Business Combination, exercise of Warrants, the follow-on equity offering and the timing of expenditure assumptions, the Company currently expects that its cash will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months after August 14, 2020. The Company has experienced operating losses and negative operating cash flows for the year ended December 31, 2019 and for the six-month periods ended June 30, 2020 and June 30, 2019 and for the three-month periods ended June 30, 2020 and June 30, 2019. The Company expects to continue to incur annual operating losses and annual negative operating cash flow for the foreseeable future.

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used. The Company expects to lose its emerging growth company status on December 31, 2020. As a result, the Company will adopt all accounting pronouncements currently deferred based on private company standards for purposes of the 2020 Form 10-K filing.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of operating cash and cash reserved for users. The Company maintains separate accounts for cash and cash reserved for users primarily across two financial institutions; however, the vast majority is held with one financial institution, which management believes to be of a high credit quality, in amounts that exceed federally insured limits. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Acquisitions

The Company accounts for business combinations under the acquisition method of accounting, in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, which requires assets acquired and liabilities assumed to be recognized at their fair values on the acquisition date. Any excess of the fair value of purchase consideration over the fair value of the assets acquired less liabilities assumed is recorded as goodwill. The fair values of the assets acquired, and liabilities assumed are determined based upon the valuation of the acquired business and involves management making significant estimates and assumptions.

Cash and cash equivalents

Cash and cash equivalents consist of highly liquid savings, checking and instant access internet bank accounts and short-term term deposits which are owned by the company. The maturity of cash and cash equivalents do not exceed three months at the time of deposit and are not restricted.

Cash Reserved for Users

The Company maintains separate bank accounts to segregate users’ funds from operational funds. In certain regulated jurisdictions, user funds are held by DK Player Reserve, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company, which was organized for the purpose of protecting users’ funds in the event of creditor claims.

Receivables Reserved for Users

Receivables for user deposits not yet received are stated at the amount the Company expects to collect from a payment processor, less any allowance for doubtful accounts. These receivables arise, primarily, due to process timing between when a user deposits and when the Company receives that deposit from the payment processor. Receivables also arise due to the securitization policies of certain payment processors. The allowance for doubtful accounts is determined based on probability of the non-payment of the receivable by the payment processor. This provision is recorded in a separate account with the loss being recognized within general and administrative expenses in the unaudited condensed consolidated statements of operations. On assessment that the receivable will not be collectable, the gross carrying value of the asset is written off against the associated provision. The provision at June 30, 2020 and December 31, 2019 was $428 and $0, respectively.

Accounts Receivables

Accounts receivables are recorded at amortized cost, less any allowance for doubtful accounts. The allowance for doubtful accounts is determined based on probability of the non-payment of the receivable. This provision is recorded in a separate account with the loss being recognized within general and administrative expenses in the condensed consolidated statements of operations. On assessment that the trade receivable will not be collectable, the gross carrying value of the asset is written off against the associated provision. The provision at June 30, 2020 and December 31, 2019 was $223 and $0, respectively.

Property and Equipment, Net

Property and equipment are carried at cost, net of accumulated depreciation. Depreciation is computed utilizing the straight-line method over the estimated useful life of the asset. Leasehold improvements depreciation is computed over the shorter of the lease term or estimated useful life of the asset. Additions and improvements are capitalized, while repairs and maintenance are expensed as incurred. Useful lives of each asset class are as follows:

Computer equipment and software	3 years
Furniture and fixtures	7 years
Leasehold improvements	Lesser of the lease terms or the estimated useful lives of the improvements, generally 1-10 years

Intangible Assets, Net

The Company’s intangible assets consist of Developed Technology, Customer Relationships, Internally-Developed Software, Gaming Licenses and Trademarks and Tradenames.

Developed Technology

Developed technology relates to the design and development of sports betting and casino gaming platform software for online and retail sportsbook and casino gaming products acquired from SBTech and recorded at fair value. Capitalized development costs are amortized on a straight-line basis over their estimated useful life of eight years once the development is completed and the assets are in use. All other expenditures, including those incurred in order to maintain an intangible asset’s current level of performance, are expensed as incurred.

Customer Relationships

User relationships are finite-lived intangible assets which are amortized over their estimated useful lives of five years. User relationships are generally recognized as the result of business combinations.

Internally Developed Software

Software that is developed for internal use is accounted for pursuant to ASC Topic 350-40, Intangibles, Goodwill and Other — Internal-Use Software. Qualifying costs incurred to develop internal-use software are capitalized when (i) the preliminary project stage is completed, (ii) management has authorized further funding for the completion of the project and (iii) it is probable that the project will be completed and perform as intended. These capitalized costs include compensation for employees who develop internal-use software and external costs related to development of internal use software. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose. Internally developed software is amortized using the straight-line method over an estimated useful life of three to four years and the related amortization expense is classified as cost of revenue in the consolidated statements of operations.

Gaming Licenses

The Company incurs fees in connection with applying for and maintaining good standing in jurisdictions via business licenses. Fees incurred in connection with the application and subsequent renewals are capitalized and amortized using the straight-line method over an estimated useful life. In certain arrangements, the Company enters into agreements to operate on a business partner’s license in exchange for upfront fees. These fees are amortized over the shorter of its expected benefit under the partnership agreement or estimated useful life.

Trademarks and Tradenames

The Company incurs fees in connection with applying for and maintaining trademarks and tradenames. Fees incurred in connection with the application and subsequent renewals are capitalized and amortized using the straight-line method over an estimated useful life of three years.

Goodwill

The Company performs its annual impairment testing on October 1 of each year or when circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company’s business is classified into three reporting units: B2C, Media and B2B. In the prior year, the Company performed its impairment testing on December 31. In testing goodwill for impairment, the Company has the option to begin with a qualitative assessment, commonly referred to as “Step 0,” to determine whether it is more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as macroeconomic conditions, industry and market considerations, cost factors, entity-specific financial performance and other events, such as changes in the Company’s management, strategy and primary user base. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company performs a quantitative goodwill impairment analysis. Depending upon the results of that measurement, the recorded goodwill may be written down and impairment expense is recorded in the consolidated statements of operations when the carrying amount of the reporting unit exceeds the fair value of the reporting unit. The Company performed its annual impairment assessment of goodwill as of December 31, 2019, and a subsequent impairment assessment as of March 31, 2020 for an identified triggering event. As of June 30, 2020, the Company identified an indicator of impairment and determined that it was more likely than not that the goodwill was not impaired.

Impairment of Long-Lived Assets

Long-lived assets, except for goodwill, consist of property and equipment and finite-lived acquired intangible assets, such as internal-use software, developed software, gaming licenses, trademarks, tradenames and customer relationships. Long-lived assets, except for goodwill, are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. Impairment expense is recognized when the estimated undiscounted future cash flows expected to result from the asset are less than the asset’s carrying amount. Any impairment expense recognized would equal the amount the carrying value of the impaired asset exceeds its fair value. There was immaterial impairment related to internally developed software on abandoned projects during the year ended December 31, 2019. As of March 31, 2020, and June 30, 2020, the Company determined that long-lived assets were not impaired.

Equity Method Investment

The Company has a 46% membership interest in DKFS, LLC. The Company uses the equity method to account for investments in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee, but does not exercise control. The Company’s carrying value in the equity method investee is reflected in the caption “Equity method investment” on the consolidated balance sheets. Changes in value of DKFS, LLC are recorded in “Loss from equity method investment” on the consolidated statements of operations. The Company’s judgment regarding its level of influence over the equity method investee includes considering key factors, such as ownership interest, representation on the board of directors, and participation in policy-making decisions.

Under the equity method, the Company’s investment is initially measured at cost and subsequently increased or decreased to recognize the Company’s share of income and losses of the investee, capital contributions and distributions and impairment losses. The Company performs a qualitative assessment annually and recognizes an impairment if there are sufficient indicators that the fair value of the investment is less than carrying value.

Leases

The Company accounts for leases under the provisions of ASC Topic 840, Leases, which requires that leases be evaluated and classified as operating or capital leases for financial reporting purposes. The terms used for the evaluation include renewal option periods in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty. Leases are classified as capital leases whenever the terms of the lease substantially transfers all of the risks and rewards of ownership to the lessee. All other leases are recorded as operating leases. As of June 30, 2020, and December 31, 2019, all of the Company’s leases were operating leases.

The Company recognizes rent expense on operating leases on a straight-line basis over the non-cancellable lease term. Operating leases with landlord-funded leasehold improvements are considered tenant allowances and are amortized as a reduction of rent expense over the non-cancellable lease term. Deferred rent liability, which is calculated as the difference between contractual lease payments and the rent expense, is recorded in accounts payable and accrued expenses and other long-term liabilities in the consolidated balance sheets.

Liabilities to Users

The Company records liabilities for user account balances. User account balances consist of user deposits, most promotional awards and winnings less user withdrawals, tax withholdings and losses. Liabilities to users are reserved at all times by the cash reserved for users and receivables reserved for users.

Revenue Recognition

ASC Topic 606, Revenue from Contracts with Customers requires companies to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the standard requires disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted ASC 606 effective January 1, 2019 using the modified retrospective method and the cumulative effect was immaterial to the unaudited condensed consolidated financial statements. See Note 9 – Revenue Recognition for further details.

The Company determines revenue recognition through the following steps:

•	Identifying the contract, or contracts, with the customer;
•	Identifying the performance obligations in the contract;
•	Determining the transaction price;
•	Allocating the transaction price to performance obligations in the contract; and
•	Recognizing revenue when, or as, the Company satisfies performance obligations by transferring the promised good or services.

The Company is currently engaged in the business of digital sports entertainment and gaming and provides users with online gaming opportunities. The following is a description of the Company’s revenue streams:

Online Gaming

DFS is a peer-to-peer platform in which users compete against one another for prizes. Users pay an entry fee (ranging from $0 to $10,000 per user) to join a DFS contest and compete against each other for prizes, which are distributed to the highest performing competitors in each contest as defined by each contest’s prize table. DFS revenue is generated from contest entry fees from users, net of prizes awarded to users and certain customer incentives. Sportsbook or sports betting involves a user wagering money on a particular outcome of an event. In the event the user’s wager wins, the Company pays the user a pre-determined amount known as fixed odds. Sportsbook revenue is generated by setting odds such that there is a built-in theoretical margin in each sports wagering opportunity offered to users. Sportsbook revenue is generated from user’s wagers net of payouts made on user winning wagers and incentives awarded to users. iGaming, or online casino, offerings typically include wagering games available in land-based casinos, such as blackjack, roulette and slot machines. For these offerings, the Company functions similarly to land-based casinos, generating revenue through hold, or gross winnings, as users play against the house. iGaming revenue is generated from user wagers net of payouts made on user’s winning wagers and incentives awarded to users.

DFS, Sportsbook and iGaming, each as described above, create a single performance obligation for the Company to operate contests or games and award prizes or payouts to users based on results. Revenue is recognized at the conclusion of each contest, wager, or wagering game hand. Additionally, certain incentives given to customers create material rights and represent separate performance obligations. User incentives in certain cases create liabilities when awarded to players and in those cases are generally recognized as revenue upon redemption.

Gaming software

The Company contracts with business customers to provide sports and casino betting software solutions. Gaming software revenue is recognized when control of the solutions is transferred to the customer in an amount that reflects the consideration to which the Company expects to be entitled to in exchange for providing control of the sports betting and casino software.

The Company’s direct customer contract revenue is generally calculated as a percentage of the wagering revenue generated by the business customer using our software and is recognized in the periods in which those wagering and related activities conclude. In contrast, the Company provides distributors with the right to resell the Company’s software-as-a-service offering to their clients, using their own infrastructure. In reseller arrangements revenue is generally calculated via a fixed monthly fee and an additional monthly fee which varies based on the number of gaming operators to whom each reseller sub-licenses the Company’s software. Our direct customer arrangements do not provide the customers with the right to take possession of our software, but only the right to purchase access to the Company’s sports and casino wagering software for a defined contractual period. In reseller arrangements, as opposed to direct customer arrangements, the resellers purchase a software license which enables them to install, host, and serve their operators’ base using the Company’s software.

Transaction Price Considerations

Variable Consideration

Variability in the transaction price arises primarily due to market-based pricing and cash discounts. DraftKings offers loyalty programs, free plays, deposit bonuses, discounts, rebates and other rewards and incentives to its customers. Revenue for DFS, Sportsbook and iGaming is collected prior to the contest or event and is fixed once the outcome is known. Prizes paid and payouts made to users are recognized when awarded to the player.

Allocation of transaction price to performance obligations

Contracts with customers may include multiple performance obligations. For such arrangements, the transaction price is allocated to performance obligations on a relative standalone selling price basis. Standalone selling prices are estimated based on observable data of the Company’s sales of such products and services to similar customers and in similar circumstances on a standalone basis. For Online Gaming, the Company allocates a portion of the transaction price to certain customer incentives that create material future customer rights. In addition, in the event of a multi-stage contest, the Company will allocate transaction price from the early contest stages to the contest’s final stage.

Certain costs to obtain or fulfill contracts

Under ASC 606, certain costs to obtain or fulfill a contract with a customer must be capitalized, to the extent recoverable from the associated contract margin, and subsequently amortized as the products or services are delivered to the customer. These costs are capitalized as contract acquisition costs and are amortized over the period of benefit to the customer. For the Company, the period of benefit is typically less than or equal to 1 year. As such, the Company applied the practical expedient and contract acquisition costs are expensed immediately. Customer contract costs which do not qualify for capitalization as contract fulfillment costs are expensed as incurred.

Contract balances

Contract assets and liabilities represent the differences in the timing of revenue recognition from the receipt of cash from the Company’s customers and billings. Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billing. The Company currently does not have contractual terms that require it to satisfy or partially satisfy its performance obligations in advance of customer billings.

Deferred revenue relates to payments received in advance of the satisfaction of performance under the contract. The Company maintains various programs to incentivize user behaviors, which allows users to earn awards. Incentive awards generally represent a material right to the user, and awards may be redeemed for future services. Incentive awards earned by users, but not yet redeemed, are generally expensed and included within liabilities to users on the consolidated balance sheets. When a user redeems most types of awards, the Company recognizes income in revenue on the consolidated statements of operations.

Certain player awards are not subject to expiration or have not been expired historically for these awards and the Company recognizes breakage (amounts not expected to be redeemed) to the extent there is no requirement for remitting balances to regulatory agencies. Revenue recognized related to breakage was $107 and $200 for the three and six months ended June 30, 2020, respectively, and $82 and $716 for the three and six months ended June 30, 2019, respectively.

Cost of Revenue

Cost of revenue consists primarily of variable costs. These include mainly (i) payment processing fees and chargebacks, (ii) product taxes, (iii) platform costs, (iv) revenue share / market access arrangements, and (v) feed / provider services. The Company incurs payment processing fees on user deposits, withdrawals and deposit reversals, known as chargebacks, that result from user complaints (chargebacks have not been material to date). Cost of revenue also includes expenses related to the distribution of our services, amortization of intangible assets and compensation of revenue associated personnel.

Sales and Marketing

Sales and marketing expenses consist primarily of expenses associated with advertising, conferences, strategic league and team partnerships and costs related to free to play contests and the compensation of sales and marketing personnel, including stock compensation expenses.

Product and Technology

Product and technology expenses consist primarily of expenses which are not subject to capitalization or includable within Cost of Revenue. Product and Technology expenses include software licenses, depreciation of hardware and software and costs related to the compensation of product and technology personnel, including stock-based compensation.

General and Administrative

General and administrative expenses consist of costs not related to Sales and Marketing, Product and Technology or the production of Revenue. General and administrative costs include professional services (including legal, regulatory, audit, accounting, lobbying and services related to the Business Combination), rent and facilities maintenance, contingencies, insurance, allowance for doubtful accounts receivable and depreciation of leasehold improvements and furniture and fixtures and costs related to the compensation of executive and non-executive personnel, including stock-based compensation.

Stock-based Compensation

The Company measures compensation expense for stock options and other stock awards in accordance with ASC Topic 718, Compensation — Stock Compensation. Stock-based compensation is measured at fair value on grant date and recognized as compensation expense over the requisite service period. Generally, the Company issues stock options and other stock awards to employees with service-based and/or performance-based vesting conditions. For awards with only service-based vesting conditions, the Company records compensation cost for these awards using the straight-line method less an assumed forfeiture rate. For awards with performance-based vesting conditions, the Company recognizes compensation cost on a tranche-by-tranche basis (the accelerated attribution method) less an assumed forfeiture rate.

Under the provisions of ASC Topic 505-50, Equity-Based Payments to Non-Employees, the Company measures stock-based awards granted to non-employees based on the fair value of the award on the date on which the related service is completed. Compensation expense is recognized over the period during which services are rendered by non-employees until service is completed. At the end of each financial reporting period, for share based payments issued in lieu of cash prior to completion of the service, the fair value of these awards is remeasured using the then-current fair value of the Company’s common stock and updated assumption inputs in the Black-Scholes option-pricing model.

Income Taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the unaudited condensed consolidated financial statements or in the Company’s tax returns. Deferred tax assets and liabilities are determined on the basis of the differences between U.S. GAAP treatment and tax treatment of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by considering taxable income in carryback years, existing taxable temporary differences, prudent and feasible tax planning strategies and estimated future taxable profits.

The Company accounts for uncertainty in income taxes recognized in the unaudited condensed consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the unaudited condensed consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate, as well as the related net interest and penalties.

Fair Value Measurements

Certain assets and liabilities are carried at fair value under U.S. GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•	Level 2 - Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

Earnings (loss) per share

Basic earnings (loss) per share is calculated using the two-class method. Under the two-class method, basic earnings (loss) is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period excluding the effects of any potentially dilutive securities. The weighted-average number of common shares outstanding during the period includes Class A common stock but is exclusive of Class B common stock as these shares have no economic or participating rights. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potential common shares had been issued if such additional common shares were dilutive. Since the Company had net losses for all the periods presented, basic and diluted earnings (loss) per share are the same, and additional potential common shares have been excluded, as their effect would be anti-dilutive.

Recently Adopted Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) No. 2018-07, Compensation — Stock Compensation (Topic 718), to simplify the accounting for share-based payments to non-employees by aligning it with the accounting for share-based payments to employees, with certain exceptions. Under the new standard, equity-classified non-employee awards are initially measured on the grant date and re-measured only upon modification, rather than at each reporting period. Measurement is based on an estimate of the fair value of the equity instruments to be issued. The Company adopted this pronouncement as of January 1, 2020. The adoption of this standard did not have a material impact on the Company.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2021, and interim periods beginning after December 15, 2022. Early adoption is still permitted. The Company expects to adopt this standard as of January 1, 2020 at December 31, 2020 and is currently in the process of evaluating the impact of this new standard.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under ASC 350-40, in order to determine which costs to capitalize and recognize as an asset and which costs to expense. Early adoption is still permitted. The Company expects to adopt this standard as of January 1, 2020 at December 31, 2020 and is currently in the process of evaluating the impact of this standard.

In December 18, 2019, the FASB issued ASU No. 2019-12, Income Taxes—Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company is currently evaluating the timing of adopting this guidance and the impact of adoption on its financial position, results of operations and cash flows.

3. Business Combination

As discussed in Note 1, on April 23, 2020, DEAC consummated the Business Combination dated December 22, 2019, as amended on April 7, 2020 and, in connection therewith, (i) DEAC merged with and into the Company, whereby we survived the merger (the “DK Merger”) and became the successor issuer to DEAC by operation of Rule 12g-3(a) promulgated under the Exchange Act (ii) we changed our name to “DraftKings Inc.,” (iii) we acquired Old DK by way of a merger and (iv) we acquired all of the issued and outstanding share capital of SBTech (the “SBTech Acquisition”). Upon consummation of the foregoing transactions, Old DK and SBTech became wholly owned subsidiaries of the Company.

Under ASC 805, Business Combinations, Old DK was deemed the accounting acquirer based on the following predominant factors: its former owners have the largest portion of voting rights in the Company, the Board and Management have more individuals coming from Old DK than either DEAC or SBTech, Old DK was the largest entity by revenue and by assets at the time of the Business Combination, and the headquarters of the Company is Old DK’s headquarters which is located in Boston, Massachusetts.

The DK Merger was accounted for as a reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with U.S. GAAP. Under this method of accounting, DEAC was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Reverse Recapitalization was treated as the equivalent of Old DK issuing stock for the net assets of DEAC, accompanied by a recapitalization. The net assets of DEAC are stated at historical cost, with no goodwill or other intangible assets recorded. The consolidated assets, liabilities and results of operations prior to the Reverse Recapitalization are those of Old DK. Reported shares and earnings per share available to holders of the Company’s common stock, prior to the Business Combination, have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination. Further, Old DK was determined to be the accounting acquirer in the SBTech Acquisition, as such, the SBTech Acquisition was treated as a business combination under ASC 805, and was accounted for using the acquisition method of accounting. DraftKings recorded the fair value of assets acquired and liabilities assumed from SBTech.

Preliminary Purchase Price Accounting for the SBTech Acquisition

The Company acquired 100% of the equity of SBTech pursuant to the Business Combination Agreement by issuing 45,017 shares, options, and earnout shares of Class A common stock of the Company at a weighted average fair value of $17.53 to the former stockholders and option holders of SBTech. The increase in consideration was based on an increase from $10.17 as defined in the Business Combination Agreement. The following summarizes the consideration transferred at Closing for the SBTech Acquisition (in thousands):

Purchase consideration

Cash consideration(1)	$182,862
Share consideration(2)	789,065
Other cash consideration(3)	3,614
Total SBTech consideration	$975,541

(1)	Includes the cash consideration, adjusted for the Net Debt Amount, the Working Capital Adjustment, and the Aggregate Strike Price Amount, as stipulated by the Business Combination Agreement, resulting in cash consideration of $182,862.

(2)	Includes $776,524 for the share consideration for SBTech equity of 40,739 shares and SBTech employees’ vested options of 3,557 options, and $12,541 of contingent consideration for the 720 earnout shares issued to former stockholders of SBTech as part of the Business Combination, recognized at their Acquisition Date fair value.

(3)

Includes transaction costs incurred by SBTech shareholders to be borne by DraftKings, costs related to the SBTech restructuring transaction that were paid by DraftKings, and the tail liability insurance for SBTech’s directors and officers, as specified in the Business Combination Agreement.

The acquired assets and assumed liabilities of SBTech were recorded at their estimated fair values. The purchase price allocation for the Business Combination is preliminary and subject to change within the respective measurement period which will not extend beyond one year from the acquisition date. Measurement period adjustments will be recognized in the reporting period in which the adjustment amounts are determined. Any such adjustments may be material.

The following table summarizes the consideration paid for SBTech and the preliminary fair value of the assets acquired and liabilities assumed at the acquisition date on April 23, 2020. These values are considered preliminary pending finalization of valuation analyses pertaining to intangible assets acquired and tax liabilities assumed including the calculation of deferred tax assets and liabilities:

Cash and cash equivalents	$9,639
Trade receivables	18,741
Other current assets	1,848
Property and equipment	10,677
Intangible assets	490,513
Other non-current assets	1,017
Total identifiable assets acquired	532,435
Liabilities assumed:
Accounts payable and accrued expenses	23,613
Other long-term liabilities	4,226
Total liabilities assumed	27,839
Net assets acquired (a)	504,596
Estimated purchase consideration (b)	975,541
Estimated goodwill (b) – (a)	$470,945

$470.9 million has been allocated to goodwill. Goodwill represents the excess of the gross considerations transferred over the fair value of the underlying net assets acquired and liabilities assumed. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill. Intangible assets not recognized apart from goodwill consist primarily of benefits from securing buyer-specific synergies that increase revenue and profits and are not otherwise available to a marketplace participant, as well as acquiring a talented workforce and cost savings opportunities. The amount allocated to goodwill and intangible assets is subject to final adjustment to reflect the final valuations. Goodwill associated with the SBTech Acquisition is preliminarily assigned as of the acquisition date to the Company’s B2C and B2B segments in the amounts of $348.3 million and $122.6 million, respectively, which include the Company’s reporting units that are expected to benefit from the synergies of the combination. Goodwill recognized is not expected to be deductible for local tax purposes.

Intangible Assets

	Fair Value	Weighted-Average Useful Life (in years)
	(in thousands)
Developed Technology	$392,028	8
Customer relationships	93,699	5
Trademarks and trade names	4,308	3
Gaming License	478	2-3
Total	$490,513

The fair value of the developed technology was determined using the Multi-Period Excess Earnings Method (MPEEM), a form of the Income Approach. The MPEEM is a specific application of the Discounted Cash Flow Method. The principle behind the MPEEM is that the value of an intangible asset is equal to the present value of the incremental after-tax cash flows attributable only to the subject intangible asset after deducting contributory asset charges (CAC). The principle behind a CAC is that an intangible asset ‘rents’ or ‘leases’ from a hypothetical third party all the assets it requires to produce the cash flows resulting from its development, that each project rents only those assets it needs (including elements of goodwill) and not the ones that it does not need, and that each project pays the owner of the assets a fair return on (and of, when appropriate) the value of the rented assets. The fair value of the customer relationships was determined by using the With and Without Method, a form of the Income Approach. In this method, the present value of the after-tax cash flows of the business assuming that the intangible asset is in place is compared to the present value of the after-tax cash flows of the business assuming the absence of the intangible asset. This method isolates the impact of the intangible asset and provides the basis for an estimation of value. The fair value of the trademark and tradename was determined by using the Relief-from-Royalty Method, a form of the Income Approach. The basic tenet of the Relief-from-Royalty Method is that without ownership of the subject intangible asset, the user of that intangible asset would have to make a stream of payments to the owner of the asset in return for the rights to use that asset. By acquiring the intangible asset, the user avoids these payments.

Transaction Costs

The Company incurred $25.3 million and $30.9 million, respectively, for the three and six months ended June 30, 2020, in advisory, legal, accounting and management fees in conjunction with the Business Combination, which are included in general and administrative expenses on the consolidated statement of comprehensive loss.

Direct and incremental transaction costs related to the Business Combination and additional equity offerings that would not otherwise have been incurred are treated as a reduction of the cash proceeds and are deducted from the Company’s additional paid-in capital. Accordingly, $41.4 million was incurred related to equity issuance costs as of June 30, 2020.

Unaudited Pro-Forma Information

The financial information in the table below summarizes the combined results of operations of Old DK and SBTech, on a pro forma basis, as though the companies had been combined as of the beginning of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2019 or of results that may occur in the future.

The following unaudited pro forma financial information for the three and six month periods ended June 30, 2020 and June 30, 2019, combines the historical results for Old DK for the periods ended June 30, 2020 and June 30, 2019 and the historical results of SBTech, as converted to U.S. GAAP, for the respective periods:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net Revenue	$74,998	$82,987	$188,443	$175,941
Net Loss	$(149,581)	$(37,187)	$(231,579)	$(125,110)

These pro forma results were based on estimates and assumptions, which the Company believes are reasonable. The pro forma results include adjustments primarily related to purchase accounting adjustments. Acquisition costs and other non-recurring charges incurred are included in the earliest period presented.

Operating results for SBTech are included in the condensed consolidated statements of operations as of June 30, 2020 from the day of the acquisition. The unaudited condensed consolidated statements of operations include $15.0 million of revenue and $6.9 million of net loss related to SBTech prior to purchase price accounting.

4.	Property and Equipment

Property and equipment, net consists of the following:

	June 30, 2020	December 31, 2019

Computer equipment and software	$19,676	$9,685
Furniture and fixtures	7,540	5,891
Leasehold improvements	20,558	17,373
Property and Equipment	47,774	32,949
Accumulated depreciation	(10,772)	(7,004)
Property and Equipment, net	$37,002	$25,945

During the three and six months ended June 30, 2020, the Company recorded depreciation expense on property and equipment of $2,296 and $3,740, respectively. Depreciation expense on property and equipment was $1,149 and $1,976 for the three and six months ended June 30, 2019, respectively.

5.	Intangible Assets and Goodwill

Intangible Assets

The Company has the following intangible assets, net at June 30, 2020:

	Weighted- Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Developed Technology	7.82 years	$407,680	$(9,484)	$398,196
Internally developed software	2.37 years	55,109	(26,419)	28,690
Gaming Licenses	4.62 years	19,138	(1,944)	17,194
Trademarks and tradenames	2.82 years	4,480	(278)	4,202
Customer relationships	4.82 years	97,440	(3,627)	93,813
Intangible Assets, net		$583,847	$(41,752)	$542,095

The Company has the following intangible assets, net at December 31, 2019:

	Weighted- Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Internally developed software	2.35 years	$43,753	$(21,188)	$22,565
Gaming Licenses	4.86 years	12,003	(629)	11,374
Intangible Assets, net		$55,756	$(21,817)	$33,939

Amortization expense was $16,372 and $19,632 for the three and six months ended June 30, 2020 and $2,125 and $4,223 for the three and six months ended June 30, 2019, respectively.

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2020 by segment (refer to Note 12 for segment definitions) are:

	B2C	B2B	Total
Balance as of December 31, 2019	$4,738	$-	$4,738
Goodwill acquired in SBTech Acquisition*	348,345	122,600	470,945
Currency Translation Adjustment	-	4,895	4,895
Balance as of June 30, 2020	$353,083	$127,495	$480,578

* = Preliminary allocation

6.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30, 2020	December 31, 2019
Accounts payable	$32,312	$16,618
Accrued compensation and related expenses	18,432	17,770
Accrued marketing	22,681	11,855
Accrued professional fees	9,414	10,344
Accrued other expenses	40,107	28,708
Total	$122,946	$85,295

7.	Current and Long-term Liabilities

Indirect Taxes

Taxation of e-commerce is becoming more prevalent and could negatively affect the Company’s business and its users. The ultimate impact of indirect taxes on the Company’s business is uncertain, as is the period required to resolve this uncertainty. The Company’s estimated contingent liability for indirect taxes represents the Company’s best estimate of tax liability in jurisdictions in which the Company believes taxation is probable. The Company frequently reevaluates its tax positions for appropriateness.

Indirect tax statutes and regulations are complex and subject to differences in application and interpretation. Tax authorities may impose indirect taxes on Internet-delivered activities based on statutes and regulations which, in some cases, were established prior to the advent of the Internet and do not apply with certainty to the Company’s business. The Company’s estimated contingent liability for indirect taxes may be materially impacted by future audit results, litigation and settlements, should they occur. The Company’s activities by jurisdiction may vary from period to period, which could result in differences in the applicability of indirect taxes from period to period.

As of June 30, 2020, and December 31, 2019, the Company’s estimated contingent liability for indirect taxes was $40,907 and $35,899, respectively. This is recorded within other long-term liabilities on the condensed consolidated balance sheets and general and administrative expenses in the condensed consolidated statements of operations.

Deferred Rent

In conjunction with certain leased office facilities, the Company has received cash payments from landlords to fund tenant directed leasehold improvements. These payments are recorded as deferred rent and reported in accounts payable and accrued expenses and other long-term liabilities within the condensed consolidated balance sheets. These amounts are released ratably over the lease term, with an offset to rent expense. For the six months ended June 30, 2020, rent expense has been reduced by $82 due to the release of deferred rent liabilities. At June 30, 2020, the short-term and long-term deferred rent liabilities were $1,156 and $9,634, respectively. At December 31, 2019, the short-term and long-term deferred rent liabilities were $1,125 and $9,747, respectively.

8. Stockholder’s Equity

The condensed consolidated statements of change in equity reflect the Reverse Recapitalization and SBTech Acquisition as defined in Note 1 as of April 23, 2020. As Old DK was deemed the accounting acquirer in the Reverse Recapitalization with DEAC, all periods prior to the consummation date reflect the balances and activity of Old DK. The consolidated balances as of December 31, 2019 and 2018 from the audited consolidated financial statements of Old DK as of that date, share activity (convertible redeemable preferred stock and common stock) and per share amounts in these condensed consolidated statements of equity were retroactively adjusted, where applicable, using the recapitalization exchange ratio of 0.353628. All convertible redeemable preferred stock classified as mezzanine was retroactively adjusted, converted into Class A common stock, and reclassified to permanent as a result of the Reverse Recapitalization. Redeemable convertible preferred Series E-1 stock converted into shares of Old DK common stock at a share conversion factor of 1.40 whereas Series F converted into shares of Old DK common stock at a share conversion factor of 1 and both were immediately exchanged for Class A common stock of the Company using the recapitalization exchange ratio of 0.353628 as a result of the Reverse Recapitalization.

Immediately prior to the Business Combination, Old DK issued 393,014 shares of Class B common stock to Jason Robins, the Chief Executive Officer of Old DK and of the Company, which converted into 393,014 shares of Class B common stock of the Company and which is recorded as stock-based compensation for the three and six months ended June 30, 2020. Such shares carry 10 votes per share and allow Jason Robins to have as of the closing of the Business Combination, approximately 90% of the voting power of the capital stock of DraftKings on a fully-diluted basis. As these shares have no economic rights, they are excluded from the calculation of earnings per share of DraftKings.

Upon the consummation of the Business Combination, the mandatory conversion feature was triggered for the Company’s convertible notes. All outstanding principal of $109,165 and unpaid accrued interest of $3,380 were collectively converted to equity securities at a $10 per share. The noteholders received 11,254 shares of Class A common stock in New DraftKings as result of the conversion.

As part of the Business Combination $665,485 of Class A common stock and Additional Paid in Capital was recorded, net of transaction costs of $10,631, in relation to DEAC shares being recapitalized. The Company then used $186,477 as cash consideration in its acquisition of SBTech and $7,192 for the buyout of unaccredited investors. Net cash proceeds to the Company were $484,962.

In June 2020, the Company issued 16,000 new shares of our Class A common stock in a public offering for net proceeds (net of underwriting fees) of $620,800.

As of June 30, 2020, the Company had 300,000 shares authorized of preferred stock, $0.0001 par value, none of which were issued and outstanding as of June 30, 2020 or December 31, 2019.

9.	Revenue Recognition

Deferred Revenue

The Company included deferred revenue within accounts payable and accrued expenses and liabilities to users in the condensed consolidated balance sheets. The deferred revenue balances were as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Deferred revenue, beginning of the period	$24,094	$14,074	$20,760	$13,581
Deferred revenue, end of the period	24,759	13,280	24,759	13,280
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	1,909	2,386	8,635	6,661

Deferred revenue primarily represents contract liabilities related to the Company’s obligation to transfer future value in relation to in period transactions in which the Company has received consideration. Such obligations are recognized as liabilities when awarded to users and are recognized as revenue when those liabilities are later resolved. The Company included deferred revenue within accounts payable and accrued expenses and liabilities to users on the condensed consolidated balance sheets.

Revenue Disaggregation

Disaggregation of revenue for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three months ended June 30,		Six Months ended June 30,
	2020	2019	2020	2019
Online gaming	$55,409	$56,112	$139,114	$121,402
Gaming software	14,954	-	14,954	-
Other	568	1,278	5,405	4,080
Total Revenue	$70,931	$57,390	$159,473	$125,482

Online gaming includes DFS, iGaming and Sportsbook which have similar attributes and pattern of recognition. Gaming software and Other also have similar attributes and pattern of recognition.

The following table presents the Company’s revenue by geographic region for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
United States	$56,577	$55,120	$147,387	$122,290
International	14,354	2,270	12,086	3,192
Total Revenue	$70,931	$57,390	$159,473	$125,482

10.	Stock-Based Compensation

The Company, historically, has issued three types of stock-based compensation: Time-Based awards, Long Term Incentive Plan (“LTIP”) awards and Performance-Based Stock Compensation Plan (“PSP”) awards. Time-Based awards are options which generally vest over a 4-year period. LTIP awards are performance-based equity awards that are used to establish longer-term performance objectives and incentivize management to meet those objectives. PSP awards are short-term performance-based equity awards which establish performance objectives related to a particular fiscal year. LTIP awards generally vest when longer-term revenue, adjusted EBITDA or share price targets are achieved among other conditions while PSP awards generally vest upon achievement of revenue or adjusted EBITDA targets among other conditions. All stock-based compensation grants expire ten years after the grant date.

The following table shows stock option activity for the six months ended June 30, 2020 and 2019:

	Number of Options / RSU’s				Weighted- Average Exercise	Weighted- Average Remaining Term	Aggregate Intrinsic
	Time Based	PSP (3)	LTIP (3)	Total	Price	(in Years)	Value
Outstanding at December 31, 2018	66,527	5,161	40,189	111,877	$0.84	8.15	$69,765
Recapitalization Impact	(43,003)	(3,336)	(25,978)	(72,317)	1.54	-	-
Outstanding at December 31, 2018	23,524	1,825	14,211	39,560	2.38	8.15	69,765
Granted	14,861	6,263	5,490	26,614	4.70
Exercised	(1,285)	(31)	-	(1,316)	0.96
Forfeited	(636)	(47)	-	(683)	3.32
Outstanding at June 30, 2019	36,464	8,010	19,701	64,175	2.82	8.11	90,252

Outstanding at December 31, 2019	78,772	11,233	45,817	135,822	$1.01	7.64	$203,431
Recapitalization Impact	(50,919)	(7,261)	(29,616)	(87,796)	1.85	-	-
Outstanding at December 31, 2019	27,853	3,972	16,201	48,026	2.86	7.64	203,431
Granted	4,331	-	15,070	19,401	0.61
Exercised	(2,732)	(520)	(603)	(3,855)	1.61
Forfeited	(656)	(4)	-	(660)	2.53
Outstanding at June 30, 2020	28,796	3,448	30,668	62,912	$2.26	7.79	$1,968,051

Vested and Expected to Vest as of June 30, 2020
Vested	21,147	3,448	15,599	40,194	$2.72	6.91	$1,225,735

Estimate of Expected to Vest(1)
2020(4)	1,966	-	5,100	7,066
2021	3,223	-	-	3,223
2022+(2)	2,110	-	9,280	11,390
	7,299	-	14,380	21,679	$1.44	9.33	$708,362

Effect of estimated forfeitures	350	-	689	1,039	$1.56	9.53	$33,953

(1) Adjusted for estimated forfeitures.

(2) Estimate does not consider future vesting based on share price targets, which may differ materially from the above estimates.

(3) Performance based instruments.

(4) For remainder of 2020 period.

As of June 30, 2020, total unrecognized stock-based compensation expense of $272,791 related to granted and unvested share-based compensation arrangements is expected to be recognized over a weighted-average period of 2.74 years. The following table shows stock compensation expense for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Time Based	$1,712	$1,844	$3,346	$3,611
PSP	-	-	1,633	3,064
LTIP (1)	44,774	-	46,349	-
B Shares (2)	8,000	-	8,000	-
Total	$54,486	$1,844	$59,328	$6,675

(1) Resulting from achievement of share price targets and probability-based expensing.

(2) Related to the Business Combination; Class B shares have no economic rights.

11.	Income Taxes

Three and six months ended June 30, 2020 and June 30, 2019 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Provisions for income taxes	$323	$7	$332	$16

The effective tax rates for the three and six months ended June 30, 2020 were (.20)% and (.14)%, respectively, and the effective tax rates for the three and six months ended June 30, 2019 were (.03)% and (.03)%, respectively. The difference between the Company’s effective tax rates for the 2020 and 2019 periods and the U.S. statutory tax rate of 21% was primarily due to a full valuation allowance related to the Company’s net U.S. deferred tax assets, offset partially by current state tax and current foreign tax. The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all the deferred tax assets will not be realized.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. As of June 30, 2020, the Company has analyzed the provisions of the CARES Act and determined it did not have a significant impact to the Company.

12. Segment Information

Prior to the second quarter of fiscal year 2020, the Company operated its business and reported its results through a single reportable segment. As a result of the acquisition of SBTech on April 23, 2020, the Company began to operate its business and report its results through two operating and reportable segments: B2C and B2B, in accordance with ASC Topic 280, Segment Reporting. The B2C segment is comprised of the Old DK business and the B2B segment is comprised of SBTech in its entirety. The B2C segment primarily provides users with DFS, sports betting and iGaming opportunities while the B2B segment is involved in the design, development and licensing of sports and casino wagering software for business customers.

The reportable segments are segments of the Company for which separate discrete financial information is available to and evaluated regularly by the chief operating decision maker (“CODM”), who is the Company’s Chief Executive Officer, in making decisions regarding resource allocation and assessing performance. The CODM assesses a combination of metrics such as revenue and Adjusted EBITDA to evaluate the performance of each reportable segment.

Any intercompany revenues or expenses are eliminated in consolidation. All of the Company’s operating revenues and expenses, other than those excluded from Adjusted EBITDA as detailed below, are allocated to the Company’s reportable segments. We define and calculate Adjusted EBITDA as net loss before the impact of interest income or expense, income tax expense and depreciation and amortization, and further adjusted for the following items: stock-based compensation, transaction-related costs, litigation, settlement and related costs and certain other non-recurring, non-cash and non-core items, as described in the reconciliation below.

A measure of segment assets and liabilities has not been currently provided to the Company’s CODM and therefore is not shown below.

Summarized financial information for the Company’s segments is shown in the following tables:

	Three Months Ended June 30,
	2020	2019
Revenue:
B2C	$55,977	$57,390
B2B	14,954	-
Total revenue	70,931	57,390

Adjusted EBITDA:
B2C	(53,973)	(21,101)
B2B	(3,522)	-
Total adjusted EBITDA	(57,495)	(21,101)
Adjusted for:
Depreciation and amortization	18,668	3,274
Interest (income) expense, net	588	(426)
Income tax expense	323	7
Stock-based compensation	54,486	1,844
Transaction-related costs	25,255	1,276
Litigation, settlement and related costs	2,022	814
Other non-recurring costs and special project costs	2,517	223
Non-operating costs	83	-
Net Loss attributable to common stockholders	$(161,437)	$(28,113)

Due to the timing of the Business Combination, the three-month period ended June 30, 2020 reflects B2B/SBTech activity beginning April 24, 2020 and the three-month period ended June 30, 2019 does not reflect B2B/SBTech activity.

	Six Months Ended June 30,
	2020	2019
Revenue:
B2C	$144,519	$125,482
B2B	14,954	-
Total revenue	159,473	125,482

Adjusted EBITDA:
B2C	(103,434)	(41,516)
B2B	(3,522)	-
Total adjusted EBITDA	(106,956)	(41,516)
Adjusted for:
Depreciation and amortization	23,372	6,199
Interest (income) expense, net	2,939	(1,087)
Income tax expense	332	16
Stock-based compensation	59,328	6,675
Transaction-related costs	30,907	1,276
Litigation, settlement and related costs	3,352	1,701
Other non-recurring costs and special project costs	2,646	1,371
Non-operating costs	285	-
Net Loss attributable to common stockholders	$(230,117)	$(57,667)

Due to the timing of the Business Combination, the six-month period ended June 30, 2020 reflects B2B/SBTech activity beginning April 24, 2020 and the six-month period ended June 30, 2019 does not reflect B2B/SBTech activity.

13.	Loss Per Share

The computation of loss per share and weighted-average shares of the Company’s Class A common stock outstanding for the periods presented are as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net loss	$(161,437)	$(28,113)	$(230,117)	$(57,667)
Basic and diluted weighted-average common shares outstanding	291,992	184,723	238,104	184,234

Loss per share attributable to common stockholders:

Basic and diluted	$(0.55)	$(0.15)	$(0.97)	$(0.31)

There were no preferred or other dividends declared for the period. For the periods presented, the following securities were not required to be included in the computation of diluted shares outstanding:

	June 30, 2020	June 30, 2019
Warrants	2,327	3,783
Stock options	62,912	48,267
Total	65,239	52,050

14.	Related-Party Transactions

Media Purchase Agreement (“MPA”)

In July 2015, Old DK entered into an MPA with a related party purchaser for various media placements from 2015 through 2018. The MPA was amended to extend through 2021. The annual commitment for calendar years 2017 through 2021 was $15,000 per year, plus an additional contingent commitment of $5,000 per year. The contingent commitment relates to the Company’s allocation of its non-integration advertising with other advertisers. Effective January 2019, the future minimum commitments related to the MPA were reduced to $15,000 in aggregate through December 31, 2021 ($5,000 per year) and the contingent commitment was removed. If the Company satisfies the $15,000 commitment prior to December 31, 2021, the MPA will expire unless the Company elects to extend the MPA through the next NFL season with no required minimum. The Company recorded expense of $1,241 and $3,400 related to the MPA for the three and six months ended June 30, 2020 and recorded expense of $88 and $2,216 related to the MPA for the three and six months ended June 30, 2019, respectively, in sales and marketing expenses in the condensed consolidated statements of operations. As of June 30, 2020 and December 31, 2019, $1,563 and $2,413, respectively, of MPA is included in accounts payable and accrued expenses in the condensed consolidated balance sheets.

Private Placement Agent

Old DK entered into an engagement letter with a related party (the “Private Placement Agent”) in August 2019, as amended in December 2019. Pursuant to the engagement letter, the Private Placement Agent has acted as the exclusive financial advisor to Old DK, and Old DK agreed to pay certain acquisition and financing fees in connection with the Business Combination with SBTech and DEAC. As of the six months ended June 30, 2020 and June 30, 2019 Old DK incurred $12,349 and $0, respectively, of fees with the Private Placement Agent. During the three months ended June 30, 2020 and June 30, 2019, Old DK incurred $11,748 and $0, respectively.

Receivables from Equity Method Investment

The Company provides office space and general operational support to DKFS, LLC, an equity-method investment. The operational support is primarily general and administrative support services. As of June 30, 2020, and December 31, 2019, the Company had $1,080 and $959, respectively, of receivables from the entity related to these services, which are included within current assets in the condensed consolidated balance sheets.

Transactions with a Shareholder and his Immediate Family Members

The Business Combination Agreement requires payment to a shareholder in the event certain SBTech accounts receivable are collected. As of June 30, 2020, the Company had a $1,593 payable to the shareholder. In addition, the Company had sales to an entity related to an immediate family member of the shareholder during the three and six months ended June 30, 2020 and had an associated accounts receivable balance of $579 as of June 30, 2020. There were no related party transactions with the shareholder or their immediate family members for the three or six months ended June 30, 2019 and no related accounts receivable balance as of December 31, 2019.

15.	Commitments and Contingencies

Leases

The Company rents its corporate office facilities, data centers, and motor vehicles under lease arrangements. The terms of the leases include scheduled base rent increases, and obligations to pay for a proportionate share of each property’s operating costs and tax escalations as defined in each lease. The total amount of rental payments due over each lease term is charged to rent expense ratably over the life of each lease.

Total rent expense for the three and six months ended June 30, 2020 was $4,702 and $7,785, respectively, and for the three and six months ended June 30, 2019 was $2,406 and $4,597, respectively.

Future minimum lease payments are as follows:

Years ending December 31,
From July 1, 2020 to December 31, 2020	$8,435
2021	15,668
2022	13,947
2023	13,637
2024	12,029
Thereafter	35,766
Total	$99,482

Other Contractual Obligations and Contingencies

The Company is a party to several non-cancelable contracts with vendors where the Company is obligated to make future minimum payments under the terms of these contracts as follows:

Years ending December 31,
From July 1, 2020 to December 31, 2020	$24,439
2021	51,487
2022	28,959
2023	17,463
2024	8,150
Thereafter	15,400
Total	$145,898

Contingencies

From time to time, and in the ordinary course of business, the Company may be subject to certain claims, charges and litigation. Much of civil litigation to which the Company is a party relates to advertising and consumer protection matters. The majority of the cases to which the Company is a party were consolidated into a multi-district litigation in February 2016 in the U.S. District Court for the District of Massachusetts, along with claims against other entities and individuals within the DFS industry. On November 27, 2019, the Court granted in part and denied in part the DFS defendants’ motions to compel arbitration. The Company intends to vigorously defend itself. While the Company does not believe, based on currently available information, that the outcome of this proceeding will have a material adverse effect on the Company’s financial condition, the outcome could be material to the Company’s financial results for any particular period, depending, in part, upon the results for such period.

We are currently under Internal Revenue Service audit for prior tax years, with the primary unresolved issues relating to excise taxation of fantasy sports contests and informational reporting and withholding. The final resolution of that audit, and other audits or litigation, may differ from the amounts recorded in these unaudited condensed consolidated financial statements and may materially affect our consolidated financial statements in the period or periods in which that determination is made.

Letters of Credit

In connection with the Credit Agreement with Pacific Western Bank, the Company has entered into several letters of credit totaling $5,053 and $4,481 as of June 30, 2020 and December 31, 2019, respectively, for the Company’s leases of office space.

16.	Subsequent Events

The Company considers events or transactions that occur after the balance sheet date, but before the unaudited condensed consolidated financial statements are issued, to provide additional evidence relative to certain estimates or identify matters that require additional disclosures. The Company evaluated subsequent events through August 14, 2020, the date on which the unaudited condensed consolidated financial statements were available to be issued. The unaudited condensed consolidated financial statements reflect those material items that arose after the balance sheet date, but prior to this date that would be considered recognized subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Report”) and the section entitled “Risk Factors.” Unless otherwise indicated, the terms “DraftKings,” “we,” “us,” or “our” refer to DraftKings Inc., a Nevada corporation, together with its consolidated subsidiaries.

Forward-Looking Statements

This Report contains forward-looking statements that reflect future plans, estimates, beliefs and expected performance. The forward-looking statements depend upon events, risks and uncertainties that may be outside of our control. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Our actual results could differ materially from those discussed in these forward-looking statements.

Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included elsewhere in this Report. Any statements contained herein that are not statements of historical fact may be forward-looking statements.

•	our ability to raise financing in the future;

•	our success in retaining or recruiting officers, key employees or directors;

•	factors relating to our business, operations and financial performance, including:

o	our ability to effectively compete in the global entertainment and gaming industries;

o	our ability to successfully acquire and integrate new operations;

o	our ability to obtain and maintain licenses with gaming authorities;

o	our inability to recognize deferred tax assets and tax loss carryforwards;

•	market and global conditions and economic factors beyond our control, including the potential adverse effects of the ongoing global coronavirus (“COVID-19”) pandemic on capital markets, general economic conditions, unemployment and our liquidity, operations and personnel;

•	intense competition and competitive pressures from other companies worldwide in the industries in which we operate; and

•	litigation and the ability to adequately protect our intellectual property rights.

These risks and other factors include those set forth in our Annual Report on Form 10-K, filed with the SEC on March 12, 2020, or our Definitive Proxy Statement on Schedule 14A relating to the Business Combination, filed with the SEC on April 15, 2020, under the caption “Risk Factors.” Due to the uncertain nature of these factors, management cannot assess the impact of each factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any of these statements to reflect events or circumstances occurring after the date of this Report. New factors may emerge and it is not possible to predict all factors that may affect our business and prospects.

Our Business

We are a digital sports entertainment and gaming company. We provide users with daily fantasy sports (“DFS”), sports betting (“Sportsbook”) and iGaming opportunities, and we are also involved in the design and development of sports betting and casino gaming platform software for online and retail sportsbook and casino gaming products.

Our mission is to make life more exciting by responsibly creating the world’s favorite real-money games and betting experiences. We accomplish this by creating an environment where our users can find enjoyment and fulfillment through daily fantasy sports contests, sports betting and iGaming.

We have established a following among “skin-in-the-game” sports fans brought together by our robust daily fantasy sports technology platform that powers millions of contest entries in peer-to-peer competitions every week. We leverage our technology platform, the scale and density of our user base and insights from over four million cumulative unique paid users to continuously improve our analytics, marketing and technology to (a) continue to invest in our products and platform, (b) launch our product offerings in new geographies, (c) effectively integrate SBTech to form a vertically integrated business, (d) create replicable and predictable state-level unit economics in sports betting and iGaming and (e) expand our consumer offerings. For example, in 2013 we launched the first mobile app in daily fantasy sports, anticipating the behavioral shift of a user base that had historically relied on a desktop-only experience. Five years later, in August 2018, we launched the first mobile sportsbook in New Jersey, and now offer our mobile sportsbook, iGaming or business-to-business products in eight states as we continue to expand our geographic footprint.

Basis of Presentation

We operate two complementary business segments: our business-to-consumer (“B2C”) business and our business-to-business (“B2B”) business.

B2C

Our B2C business is comprised of the legacy DraftKings business, which includes our daily fantasy sports, Sportsbook and iGaming product offerings. Across these principal offerings, we provide users with a single integrated platform that provides one account, one wallet, a centralized payment system and responsible gaming controls. Currently, we operate our B2C segment primarily in the United States.

B2B

Our B2B business is comprised of the entirety of the operations of SBTech (Global) Limited (“SBTech”), which we acquired on April 23, 2020. Our B2B segment’s principal activities involve the design and development of sports betting and casino gaming platform software. Our B2B services are delivered through our proprietary platform, and our complementary service offerings include trading and risk management and support for reporting, customer management and regulatory reporting requirements. The operations of our B2B segment are concentrated mainly in Europe and Asia, with a growing presence in the United States.

Financial Highlights and Trends

The following table sets forth a summary of our financial results for the periods indicated:

	Three months ended June 30,			Six months ended June 30,
	2020		2019	2020	2019
(dollars in thousands)
Revenue (1)	$70,931		$57,390	$159,473	$125,482
Pro Forma Revenue (2)	74,998		82,987	188,443	175,941
Net Loss (1)	161,437		28,113	230,117	57,667
Adjusted EBITDA (3)	(57,495)		(21,101)	(106,956)	(41,516)
Pro Forma Adjusted EBITDA (2)(3)	$(59,81	7)	$(15,635)	$(111,418)	$(32,240)

(1)	Due to the timing of the Business Combination, the three- and six-month periods ended June 30, 2020 reflect B2B/SBTech activity from April 24, 2020 onwards, while the three- and six-month periods ended June 30, 2019 do not reflect any B2B/SBTech activity.

(2)	Assumes that the Business Combination was consummated on January 1, 2019. See “—Comparability of Financial Information” below.

(3)	Adjusted EBITDA and Pro Forma Adjusted EBITDA are non-GAAP financial measures. See “—Non-GAAP Information” below for additional information about these measures and a reconciliation of these measures.

Revenue grew in the quarter ended June 30, 2020 compared to the quarter ended June 30, 2019 due to the acquisition of SBTech on April 23, 2020. Excluding the impact of the SBTech acquisition, revenue would have decreased by approximately $1.5 million, reflecting the quarter-on-quarter performance of our B2C segment, which experienced a substantial decline in revenue from our traditional daily fantasy sports and Sportsbook product offerings following the outbreak of COVID-19. The quarter-on-quarter performance of our B2C segment reflected:

•	the increased engagement with our iGaming product offering, driven by higher volume of play and the geographic expansion of the product offering to Pennsylvania in May 2020;

•	the return of certain sports and events in May and June of 2020, as discussed in more detail below, which mitigated the decline in user engagement across our DFS and Sportsbook product offerings; and

•	the expanded geographic footprint of our Sportsbook offering, which helped offset the impact of the decline in user engagement.

Pro forma revenue, which assumes the Business Combination (as defined below) was consummated on January 1, 2019, decreased by $8.0 million in the quarter ended June 30, 2020 compared to the quarter ended June 30, 2019, mainly due to the impact of COVID-19.

For the six months ended June 30, 2020, revenue grew by $34.0 million over the prior year period, of which $15.0 million was attributable to the acquisition of SBTech and $19.0 million reflected the strong performance of our B2C product offerings prior to the outbreak of COVID-19, as discussed below.

Pro forma revenue increased by $12.5 million in the six months ended June 30, 2020, compared to the same period in 2019, mainly reflecting strong pre-COVID-19 performance as well as several new state launches for our B2C product offerings, as discussed further below.

Impact of COVID-19

The outbreak of COVID-19 resulted in the suspension and cancellation of sports seasons and sporting events, which adversely impacted our growth and results of operations since mid-March 2020. For the period prior to March 11, 2020, our B2C revenue was up approximately 60% year-over-year, reflecting improved user engagement and the geographic expansion of our Sportsbook product offerings into six new states after June 30, 2019, as discussed further below, which helped drive user growth. The outbreak of COVID-19 had an immediate and significant adverse impact on this performance, though we expect our business and results of operations to improve as traditional sports seasons and sporting events resume.

The direct impact of COVID-19 on our business beyond disruptions to normal business operations in several offices primarily results from the suspension and cancellation of sports seasons and sporting events. Typically, during the March to June time periods, we would have significant user interest and activity in our Sportsbook product offerings for Major League Baseball, European Soccer competitions, the NBA regular season and playoffs, the NCAA college basketball tournament, the Masters golf tournament, the NHL regular season and playoffs and the French Open grand slam tennis tournament. All of the aforementioned sports seasons and sporting events were suspended, although many plan to return later in 2020. The suspension of sports seasons and sporting events reduced customers’ use of, and spending on, our DFS and Sportsbook product offerings, and has caused us to issue refunds for canceled events. Additionally, some retail casinos where we have branded sportsbooks and DFS remain closed or have reduced their capacity. Our revenues vary based on sports seasons and sporting events, and we may not generate as much revenue as we would have without the suspension or cancellation of sports seasons and sporting events as a result of COVID-19. Conversely, the strong performance of our product offerings that do not rely on sports seasons and sporting events, such as iGaming, have partially offset this adverse impact on our revenue. We have also focused on delivering more content that does not rely on sports seasons and sporting events, including products that allow users to wager on eSports, such as simulated NASCAR and League of Legends. While our revenue from such products increased substantially during the March to June time period, the increased contribution has not and is not expected to materially offset the revenue decline from our DFS and Sportsbook product offerings.

As we entered the third quarter of 2020, our DFS and Sportsbook products continued to be pressured by the impact of COVID-19, notwithstanding the improved performance we began to see in late May and June. The MLB and NBA commenced their abbreviated seasons in late July, and the NHL commenced play on August 1. Accordingly, we expect to experience improvement in our B2C revenue. In connection with the resumption of sports, we also increased our advertising spending. Assuming sports seasons and sporting events continue to resume, we expect our business and results of operations to improve.

Comparability of Financial Results

On April 23, 2020, we consummated the business combination, by and among DEAC, Old DK and SBTech (the “Business Combination”). The Business Combination drove, among other things, increases of $11.1 million in property and equipment, $508.2 million in amortizable intangible assets and $475.8 million in goodwill as of June 30, 2020, compared to our balance sheet as of December 31, 2019. The amortization of the acquired intangibles is expected to materially increase our consolidated cost of sales (and adversely affect our consolidated gross profit margins) for the foreseeable future. In addition, we became a public company listed on The Nasdaq Stock Market LLC as a result of the Business Combination and have had to hire personnel and incur costs that are necessary and customary for our operations as a public company, which has contributed to and is expected to continue contributing to higher general and administrative costs in the near term.

In June 2020, we issued 16 million new shares of our Class A common stock in a public offering (the “Offering”) for net proceeds, before expenses, of approximately $620.8 million.

As a result of the Business Combination and related private placement, the Offering and the exercise of warrants by our public warrant holders, we had cash on hand (excluding cash held on behalf of customers) of $1,244.3 million as of June 30, 2020, compared to $76.5 million as of December 31, 2019.

The following discussion includes our results of operations for the three and six months ended June 30, 2020, which include the financial results of SBTech from April 24, 2020, the day following the Business Combination, through June 30, 2020. Accordingly, our consolidated results of operations for the three and six months ended June 30, 2020 are not comparable to our consolidated results of operations for prior periods and may not be comparable with our consolidated results for future periods. Our B2C segment results, presented and discussed below, are comparable to DraftKings’ legacy operations and our reported consolidated results for prior periods.

To facilitate comparability between periods, we have included in this Report a supplemental discussion of our unaudited pro forma results of operations for the three and six months ended June 30, 2020 compared with the three and six months ended June 30, 2019. These pro forma results were prepared giving effect to the Business Combination as if it had been consummated on January 1, 2019, and are based on estimates and assumptions, which we believe are reasonable and consistent with Article 11 of Regulation S-X.

Key Performance Indicators – B2C Operations

Monthly Unique Payers (“MUPs”). MUPs is the average number of unique paid users (“unique payers”) that use our B2C product offerings on a monthly basis.

MUPs is a key indicator of the scale of our B2C user base and awareness of our brand. We believe that year-over-year MUPs is also generally indicative of the long-term revenue growth potential of our B2C segment, although MUPs in individual periods may be less indicative of our longer-term expectations. We expect the number of MUPs to grow as we attract, retain and re-engage users in new and existing jurisdictions and expand our offerings to appeal to a wider audience.

We define MUPs as the number of unique payers per month who had a paid engagement (i.e., participated in a real-money DFS contest, sports bet or casino game) across one or more of our product offerings via our platform. For reported periods longer than one month, we average the MUPs for the months in the reported period.

A “unique paid user” or “unique payer” is any person who had one or more paid engagements via our B2C platform during the period (i.e., a user that participates in a paid engagement with one of our B2C product offerings counts as a single unique paid user or unique payer for the period). We exclude users who have made a deposit but have not yet had a paid engagement. Unique payers or unique paid users include users who have participated in a paid engagement with promotional incentives, which are fungible with other funds deposited in their wallets on our platform. The number of these users included in MUPs has not been material to date and a substantial majority of such users are repeat users who have had paid engagements both prior to and after receiving incentives.

Average Revenue per MUP (“ARPMUP”). ARPMUP is the average B2C segment revenue per MUP, and this key metric represents our ability to drive usage and monetization of our B2C product offerings. The chart below presents our ARPMUP for the three and six months ended June 30, 2020 and June 30, 2019, respectively:

We define and calculate ARPMUP as the average monthly B2C segment revenue for a reporting period, divided by MUPs (i.e., the average number of unique payers) for the same period.

The charts below present our MUPs for the three and six months ended June 30, 2020 and June 30, 2019, respectively:

Our period-on-period declines in MUPs for the three and six months ended June 30, 2020, compared to the same periods in 2019, reflect the impact of COVID-19 from March through June 2020, particularly the decreased usage of our DFS and Sportsbook product offerings resulting from the suspension or cancellation of sports seasons and sporting events. ARPMUP increased in the three and six months ended June 30, 2020, compared to the same periods in 2019, reflecting a shift in product engagement from DFS and Sportsbook to iGaming.

Non-GAAP Information

This Report includes Adjusted EBITDA and Pro Forma Adjusted EBITDA, which are non-GAAP performance measures that we use to supplement our results presented in accordance with U.S. GAAP. We believe Adjusted EBITDA and Pro Forma Adjusted EBITDA are useful in evaluating our operating performance and are similar to measures reported by our publicly-listed U.S. competitors, and regularly used by security analysts, institutional investors and other interested parties in analyzing operating performance and prospects. Adjusted EBITDA and Pro Forma Adjusted EBITDA are not intended to be a substitute for any U.S. GAAP financial measure and, as calculated, may not be comparable to other similarly titled measures of performance of other companies in other industries or within the same industry.

We define and calculate Adjusted EBITDA as net loss before the impact of interest income or expense, income tax expense or benefit and depreciation and amortization, and further adjusted for the following items: stock-based compensation, transaction-related costs, litigation, settlement and related costs and certain other non-recurring, non-cash and non-core items, as described in the reconciliation below. We define and calculate Pro Forma Adjusted EBITDA as pro forma net loss (giving effect to the Business Combination as if it were consummated on January 1, 2019) before the impact of interest income or expense, income tax expense or benefit and depreciation and amortization, and further adjusted for the same items as Adjusted EBITDA.

We include these non-GAAP financial measures because they are used by management to evaluate our core operating performance and trends and to make strategic decisions regarding the allocation of capital and new investments. Adjusted EBITDA excludes certain expenses that are required in accordance with U.S. GAAP because they are non-recurring items (for example, in the case of transaction-related costs), non-cash expenditures (for example, in the case of depreciation, amortization and stock-based compensation), or are not related to our underlying business performance (for example, in the case of interest income and expense and legal, settlement and related costs). Pro Forma Adjusted EBITDA excludes the same categories of expenses and is prepared to give effect to the Business Combination as if it occurred on January 1, 2019.

The table below presents our Adjusted EBITDA reconciled to our net loss, the closest U.S. GAAP measure, for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
(dollars in thousands)
Consolidated net income (loss)	$(161,437)	$(28,113)	$(230,117)	$(57,667)
Adjusted for:
Depreciation and amortization (excluding acquired intangibles)	5,448	3,274	10,152	6,199
Amortization of acquired intangibles	13,220	-	13,220
Interest (income) expense, net	588	(426)	2,939	(1,087)
Income tax (benefit) expense	323	7	332	16
Stock-based compensation (1)	54,486	1,844	59,328	6,675
Transaction-related costs (2)	25,255	1,276	30,907	1,276
Litigation, settlement, and related costs (3)	2,022	814	3,352	1,701
Other non-recurring costs and special project costs (4)	2,517	223	2,646	1,371
Other non-operating costs	83	-	285	-
Adjusted EBITDA	$(57,495)	$(21,101)	$(106,956)	$(41,516)
Adjusted EBITDA by segment:
B2B	$(3,522)	$-	$(3,522)	$-
B2C	$(53,973)	$(21,101)	$(103,434)	$(41,516)

(1)

The amounts for the quarter and six months ended June 30, 2020, primarily reflect probability-based expenses on stock-based compensation awards resulting from the achievement of share price targets under long-term incentive plans and the issuance of our Class B shares (which have no economic or conversion rights) to our CEO.

(2)

Mainly includes capital markets advisory, consulting, accounting and legal expenses incurred in connection with the Business Combination, including related evaluation, negotiation and integration costs. Also includes bonuses, paid in the second quarter of 2020, to certain employees in connection with the consummation of the Business Combination. In 2019 these costs related to exploratory acquisition activities.

(3)	Includes primarily external legal costs related to litigation and litigation settlement costs deemed unrelated to our core business operations.

(4)	Includes primarily consulting, advisory and other costs relating to non-recurring items and special projects, including, for the three and six months ended June 30, 2019, the cost of our move to our new Boston headquarters, executive search costs and, for the three and six months ended June 30, 2020, implementation of internal controls over financial reporting and tax structuring advisory costs.

The table below presents our Non-GAAP Pro Forma Adjusted EBITDA, reconciled to our pro forma net loss, for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
Pro Forma Information	2020	2019	2020	2019
(dollars in thousands)
Pro forma net income (loss)	$(156,800)	$(37,267)	$(238,881)	$(77,955)
Adjusted for:
Depreciation and amortization (excluding acquired intangibles)	5,722	3,933	11,274	7,522
Amortization of acquired intangibles	17,684	18,045	35,383	36,277
Interest (income) expense, net	601	(346)	3,399	(833)
Income tax (benefit) expense	3,008	(4,331)	920	(8,724)
Stock-based compensation (1)	65,346	2,018	70,204	7,125
Transaction-related costs (2)	-	1,276	-	1,276
Litigation, settlement, and related costs (3)	2,022	814	3,352	1,701
Other non-recurring costs and special project costs (4)	2,517	223	2,646	1,371
Other non-operating costs	83	-	285	-
Pro forma Adjusted EBITDA	$(59,817)	$(15,635)	$(111,418)	$(32,240)

(1)	The amounts for the three and six months ended June 30, 2020 primarily reflect probability-based expenses on stock-based compensation awards resulting from the achievement of share price targets under long-term incentive plans, the issuance of our Class B shares (which have no economic or conversion rights) to our CEO, and $10.9 million due to the satisfaction of the performance condition, immediately prior to the consummation of the Business Combination, on stock-based compensation awards granted to SBTech employees in prior periods.

(2)	The transaction costs related to the Business Combination described in footnote 2 to the preceding table have been eliminated in calculating our pro forma net income pursuant to the principles of Article 11 of Regulation S-X. In 2019 these costs related to exploratory acquisition activities.

(3)	Includes primarily external legal costs related to litigation and litigation settlement costs deemed unrelated to our core business operations.

(4)	Includes primarily consulting, advisory and other costs relating to non-recurring items and special projects, including, for the three and six months ended June 30, 2019, the cost of our move to our new Boston headquarters, executive search costs and, for the three and six months ended June 30, 2020, implementation of internal controls over financial reporting and tax structuring advisory costs.

Results of Operations

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

The following table sets forth a summary of our consolidated results of operations for the interim periods indicated, and the changes between periods.

	Three months ended June 30,
	2020	2019	$ Change	% Change
(in thousands, except percentages)
Revenue	$70,931	$57,390	$13,541	23.6%
Cost of revenue	(47,330)	(17,834)	(29,496)	165.4%
Sales and marketing	(46,188)	(29,671)	(16,517)	55.7%
General and administrative	(107,308)	(26,183)	(81,125)	309.8%
Product and technology	(30,549)	(12,234)	(18,315)	149.7%
Loss from operations	(160,444)	(28,532)	(131,912)	462.3%
Interest income (expense), net	(588)	426	(1,014)	n.m.
Loss before income tax expense	(161,032)	(28,106)	(132,926)	472.9%
Income tax expense	(323)	(7)	(316)	n.m.
Loss from equity method investment	(82)	-	(82)	n.m.
Net Loss	$(161,437)	$(28,113)	$(133,324)	474.2%

n.m. = not meaningful

Revenue. Revenue increased $13.5 million, or 23.6%, to $70.9 million in the three months ended June 30, 2020 from $57.4 million in the three months ended June 30, 2019. The increase was attributable to $15.0 million in revenue from SBTech, which we acquired on April 23, 2020, and which now comprises our B2B segment.

Excluding the impact of the SBTech acquisition, revenue would have decreased by $1.5 million in the three months ended June 30, 2020, reflecting the performance of our B2C segment, where a substantial decline in revenue from our traditional sports offerings due to the outbreak of COVID-19 was mostly offset by the increased engagement with our iGaming product offering, driven by higher volume of play and the geographic expansion of the product offering to Pennsylvania in May 2020. Quarter-on-quarter, MUPs for our B2C segment decreased by 35.2%, reflecting the impact of COVID-19, while ARPMUP for our B2C segment increased by 50.6%, reflecting the changed mix of MUPs towards iGaming.

Cost of Revenue.  Cost of revenue increased by $29.5 million, or 165.4%, to $47.3 million in the three months ended June 30, 2020 from $17.8 million in the three months ended June 30, 2019. Of this increase, $18.9 million was attributable to SBTech, including $13.2 million in amortization of acquired intangibles.

Excluding the impact of the SBTech acquisition, the cost of revenue increase would have been $10.6 million in the three months ended June 30, 2020, reflecting the expanded product and geographic footprint of our B2C segment (including launches in West Virginia, Indiana, Pennsylvania, New Hampshire, Iowa and Colorado, all after July 1, 2019). Of this increase, $6.5 million was attributable to product taxes, mainly reflecting a change in revenue mix. The remainder of the increase was driven mainly by platform costs ($1.9 million increase) and modestly higher revenue share payments, reflecting the change in revenue mix, and processing fees, which generally scale with deposit and withdrawal volumes. We expect to reduce our platform costs in the future by migrating to SBTech’s technology. B2C segment cost of revenue as a percentage of B2C revenue increased by 19.6 percentage points to 50.7% in the three months ended June 30, 2020 from 31.1% in the three months ended June 30, 2019, reflecting our changed revenue mix and investment in new geographies. In general, our iGaming and Sportsbook product offerings produce revenue at a higher cost per revenue dollar relative to our DFS offering.

Sales and Marketing.  Sales and marketing expense increased by $16.5 million, or 55.7%, to $46.2 million in the three months ended June 30, 2020 from $29.7 million in the three months ended June 30, 2019, of which $1.1 million was attributable to SBTech. Excluding the impact of the SBTech acquisition, the increase was $15.4 million and was primarily due to the resumption of advertising spend beginning in May 2020 and extending into June 2020 in conjunction with the resumption of sports such as the PGA, UFC and NASCAR, spend in anticipation of the resumption of major sports such as MLB, the NBA and the NHL beginning in July 2020 and our expanded geographic footprint compared to the second quarter of 2019.

General and Administrative.  General and administrative expense increased by $81.1 million, or 309.8%, to $107.3 million in the three months ended June 30, 2020 from $26.2 million in the three months ended June 30, 2019. Of this increase, $3.8 million was attributable to SBTech and $44.6 million was attributable to stock-based compensation awards, mainly related to the vesting and grants of long-term incentive plan awards and the issuance of our Class B shares (which have no economic or conversion rights) to Jason Robins. Excluding the impact of the acquisition of SBTech and the stock-based compensation charge, the increase would have been $30.9 million, which mainly reflected $25.3 million in net non-capitalized transaction costs related to the Business Combination, including transaction-related bonuses to select personnel, and the remainder was attributable to an increase in personnel costs, reflecting headcount growth, including new hires to support our operations as a public company, and additions to our estimated contingent liability for indirect taxes.

Product and Technology.  Product and technology expense increased by $18.3 million, or 149.7%, to $30.5 million in the three months ended June 30, 2020 from $12.2 million in the three months ended June 30, 2019, of which $8.7 million was attributable to SBTech. Excluding the impact of the acquisition of SBTech, the increase would have been $9.5 million and primarily reflects probability-based expenses on stock-based compensation awards resulting from the achievement of share price targets under long-term incentive plans, as well as additions to our product operations and engineering headcount in our B2C segment.

Interest Income (Expense). Interest expense was $0.6 million in the three months ended June 30, 2020 compared to interest income of $0.4 million in the three months ended June 30, 2019.

Net Loss.  Net loss increased by $133.3 million to $161.4 million in the three months ended June 30, 2020 from $28.1 million in the three months ended June 30, 2019, for the reasons discussed above.

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

The following table sets forth a summary of our consolidated results of operations for the interim periods indicated, and the changes between periods.

	Six months ended June 30,
	2020	2019	$ Change	% Change
(in thousands, except percentages)
Revenue	$159,473	$125,482	$33,991	27.1%
Cost of revenue	(90,746)	(39,386)	(51,360)	130.4%
Sales and marketing	(99,894)	(66,516)	(33,378)	50.2%
General and administrative	(146,804)	(52,996)	(93,808)	177.0%
Product and technology	(48,590)	(25,322)	(23,268)	91.9%
Loss from operations	(226,561)	(58,738)	(167,823)	285.7%
Interest income (expense), net	(2,939)	1,087	(4,026)	n.m.
Loss before income tax expense	(229,500)	(57,651)	(171,849)	298.1%
Income tax expense	(332)	(16)	(316)	n.m.
Loss from equity method investment	(285)	-	(285)	n.m.
Net Loss	$(230,117)	$(57,667)	$(172,450)	299.0%

n.m. = not meaningful

Revenue. Revenue increased by $34.0 million, or 27.1%, to $159.5 million in the six months ended June 30, 2020 from $125.5 million in the six months ended June 30, 2019. Of this increase, $15.0 million was attributable to revenue from SBTech, our new B2B segment.

Excluding the impact of the acquisition of SBTech, revenue would have increased by approximately $19.0 million in the six months ended June 30, 2020, reflecting the performance of our B2C segment. The increase was attributable to the rapid growth of our B2C operations prior to the outbreak of COVID-19. Prior to March 11, 2020, our net revenue was up approximately 60% year-over-year, reflecting the launch of our online Sportsbook offering in Indiana, New Hampshire, Pennsylvania and West Virginia in the third and fourth quarters of 2019, and Iowa in the first quarter of 2020. Revenue declined in mid-March 2020 due to the suspension and cancellation of sports seasons and sporting events, which resulted in substantially lower engagement with our DFS and Sportsbook product offerings, though our iGaming product offering saw increased user engagement through the first half of 2020. Period-on-period, MUPs for our B2C segment decreased by 5.5% while ARPMUP increased by 21.9%.

Cost of Revenue.  Cost of revenue increased by $51.4 million, or 130.4%, to $90.7 million in the six months ended June 30, 2020 from $39.4 million in the six months ended June 30, 2019. Of this increase, $18.9 million was attributable to SBTech, including $13.2 million attributable to amortization of acquired intangibles.

Excluding the impact of the SBTech acquisition, the increase would have been $32.4 million in the six months ended June 30, 2020, reflecting the expanded product and geographic footprint of our B2C segment. Product taxes accounted for $14.6 million of the increase, reflecting our expansion into new states and, in the second quarter, a change in revenue mix. Platform costs and revenue share arrangements contributed another $7.9 million and $5.6 million, respectively, of the increase, reflecting our expanded footprint and, in the first quarter of 2020, increased customer engagement. Processing fees increased $3.6 million, in line with the period-over-period increase in customer deposits, particularly in the first quarter of 2020. B2C segment cost of revenue as a percentage of B2C revenue increased by 18.3 percentage points to 49.7% in the six months ended June 30, 2020 from 31.4% in the six months ended June 30, 2019, mainly due to a change in revenue mix towards products with higher cost of revenue as well as the adverse revenue impact of COVID-19 from mid-March onwards. In general, our iGaming and Sportsbook product offerings produce revenue at a higher cost per revenue dollar relative to our DFS offering.

Sales and Marketing. Sales and marketing expense increased by $33.4 million, or 50.2%, to $99.9 million in the six months ended June 30, 2020 from $66.5 million in the six months ended June 30, 2019. Our B2C segment accounted for substantially all of this increase, reflecting our higher advertising and marketing spend to increase awareness and user acquisition for our Sportsbook and iGaming offerings, particularly in newly launched states, as well as higher headcount and marketing technology and support costs. As discussed above, while we decreased our advertising spend upon the outbreak of COVID-19 in mid-March of 2020, we increased advertising and customer acquisition marketing spending in May 2020 as sports began to return.

General and Administrative.  General and administrative expense increased by $93.8 million, or 177.0%, to $146.8 million in the six months ended June 30, 2020 from $53.0 million in the six months ended June 30, 2019. Of this increase, $3.8 million was attributable to SBTech. Excluding the impact of the SBTech acquisition, the increase would have been $90.0 million, driven by a $44.8 million increase in stock-based compensation expense in the second quarter, as discussed above, and $30.9 million in transaction costs, including transaction-related employee bonuses, as discussed above. Headcount growth and additions to our estimated contingent liability for indirect taxes also contributed to the increase.

Product and Technology.  Product and technology expense increased by $23.3 million, or 91.9%, to $48.6 million in the six months ended June 30, 2020 from $25.3 million in the six months ended June 30, 2019. Of this increase, $8.7 million was attributable to SBTech. Excluding the impact of the SBTech acquisition, the increase would have been $14.5 million and was driven mainly by product operations and engineering headcount in our B2C segment, which increased to 449 as of June 30, 2020 from 339 as of June 30, 2019, as well as higher stock-based compensation expense, as discussed above.

Interest Income (Expense). Interest expense was $2.9 million in the six months ended June 30, 2020 compared to interest income of $1.1 million in the six months ended June 30, 2019.

Net Loss. Net loss increased by $172.4 million to $230.1 million in the six months ended June 30, 2020 from $57.7 million in the six months ended June 30, 2019, for the reasons discussed above.

Supplemental Unaudited Pro Forma Results of Operations for Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

Set forth below are our pro forma results of operations for the three months ended June 30, 2020 compared with the three months ended June 30, 2019. These pro forma results assume that the Business Combination, including our acquisition of SBTech, which comprises the entirety of our new B2B segment, occurred on January 1, 2019 and are based on estimates and assumptions which we believe are reasonable. They are not the results that would have been realized had the Business Combination actually occurred on January 1, 2019 and are not indicative of our consolidated results of operations for future periods.

	Three months ended June 30,
Pro Forma Information	2020	2019	$ Change	% Change
(in thousands, except percentages)
Revenue	$74,998	$82,987	$(7,989)	-9.6%
Cost of revenue	(53,172)	(41,985)	(11,187)	26.6%
Sales and marketing	(46,967)	(31,477)	(15,490)	49.2%
General and administrative	(91,484)	(30,006)	(61,478)	204.9%
Product and technology	(36,483)	(21,463)	(15,020)	70.0%
Loss from operations	(153,108)	(41,944)	(111,164)	265.0%
Interest income (expense), net	(601)	346	(947)	n.m.
Loss before income tax expense	(153,709)	(41,598)	(112,111)	269.5%
Income tax benefit (expense)	(3,008)	4,331	(7,339)	n.m.
Loss from equity method investment	(83)	-	(83)	n.m.
Net Loss	$(156,800)	$(37,267)	$(119,533)	320.7%

n.m. = not meaningful

Revenue. Pro forma revenue decreased by $8.0 million, or 9.6%, to $75.0 million in the three months ended June 30, 2020 from $83.0 million in the three months ended June 30, 2019. Of this decrease, $1.5 million was attributable to the performance of our B2C segment, as discussed above. The remaining $6.5 million of the pro forma decrease reflected mainly the impact of COVID-19 on our B2B segment, as the underlying gaming revenue of customers subject to revenue share arrangements declined with the suspension and cancellation of sports seasons and sporting events. Voluntary and contractual service level availability concessions relating to a cybersecurity incident that occurred at SBTech prior to the Business Combination also contributed to the B2B pro forma revenue decrease.

Cost of Revenue.  Pro forma cost of revenue increased by $11.2 million, or 26.6%, to $53.2 million in the three months ended June 30, 2020 from $42.0 million in the three months ended June 30, 2019. Of this increase, $10.6 million was attributable to the performance of our B2C segment, as discussed above. The remaining $0.6 million of the increase was attributable to the pro forma performance of the B2B segment as SBTech scaled up its fixed cost base in anticipation of higher revenue prior to the outbreak of COVID-19.

Sales and Marketing.  Pro forma sales and marketing expense increased by $15.5 million, or 49.2%, to $47.0 million in the three months ended June 30, 2020 from $31.5 million in the three months ended June 30, 2019. A significant majority of the increase was attributable to the performance of our B2C segment, as discussed above. Our B2B segment sales and marketing costs remained relatively steady between periods, reflecting a modest headcount increase that was offset by a substantial decrease in conferences and other marketing spending following the outbreak of COVID-19.

General and Administrative.  Pro forma general and administrative expense increased by $61.5 million, or 204.9%, to $91.5 million in the three months ended June 30, 2020 from $30.0 million in the three months ended June 30, 2019. Pro forma general and administrative expense excludes approximately $25.3 million in transaction costs, including transaction-related bonuses related to the Business Combination as discussed above, pursuant to the principles of Article 11 of Regulation S-X, which are included in our consolidated results of operations for the quarter ended June 30, 2020. Accordingly, most of the increase was related to probability-based expenses on stock-based compensation awards resulting from the achievement of share price targets under long-term incentive plans, the issuance of our Class B shares (which have no economic or conversion rights) to our CEO, B2C segment headcount additions and other items discussed above. B2B segment pro forma general and administrative expense increased by $10.6 million, mainly reflecting the satisfaction of the performance condition, immediately prior to the consummation of the Business Combination, on stock-based compensation awards in the amount of $7.3 million granted to SBTech employees in prior periods, $1.8 million in costs related to the successful remediation of the cybersecurity incident discussed above and increased headcount.

Product and Technology.  Pro forma product and technology expense increased by $15.0 million, or 70.0%, to $36.5 million in the three months ended June 30, 2020 from $21.5 million in the three months ended June 30, 2019. Of this increase, $9.6 million was attributable to the performance of our B2C segment, as discussed above. The remaining increase was attributable to the pro forma performance of the B2B segment, driven mainly by satisfaction of the performance condition on stock-based compensation awards in the amount of $3.3 million and product operations and engineering headcount additions.

Interest Income (Expense). Pro forma interest expense was $0.6 million in the three months ended June 30, 2020 compared to pro forma interest income of $0.3 million in the three months ended June 30, 2019.

Net Loss.  Pro forma net loss increased by $119.5 million to $156.8 million in the three months ended June 30, 2020 from $37.3 million in the three months ended June 30, 2019, for the reasons discussed above.

Supplemental Unaudited Pro Forma Results for the Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

Set forth below are our pro forma results of operations for the six months ended June 30, 2020 compared with the six months ended June 30, 2019. These pro forma results assume that the Business Combination, including our acquisition of SBTech, which comprises the entirety of our new B2B segment, occurred on January 1, 2019 and are based on estimates and assumptions, which we believe are reasonable. They are not the results that would have been realized had the Business Combination actually occurred on January 1, 2019 and are not indicative of our consolidated results of operations for future periods.

	Six months ended June 30,
Pro Forma Information	2020	2019	$ Change	% Change
(in thousands, except percentages)
Revenue	$188,443	$175,941	$12,502	7.1%
Cost of revenue	(121,630)	(87,913)	(33,717)	38.4%
Sales and marketing	(104,240)	(71,985)	(32,255)	44.8%
General and administrative	(130,624)	(60,317)	(70,307)	116.6%
Product and technology	(66,225)	(43,238)	(22,987)	53.2%
Loss from operations	(234,276)	(87,512)	(146,764)	167.7%
Interest income (expense), net	(3,399)	833	(4,232)	-508.0%
Loss before income tax expense	(237,675)	(86,679)	(150,996)	174.2%
Income tax expense	(920)	8,724	(9,644)	-110.5%
Loss from equity method investment	(286)	-	(286)	n.m.
Net Loss	$(238,881)	(77,955)	(160,926)	206.4%

n.m. = not meaningful

Revenue. Pro forma revenue increased by $12.5 million, or 7.1%, to $188.4 million in the six months ended June 30, 2020 from $175.9 million in the six months ended June 30, 2019. Our B2C segment contributed a $19.0 million pro forma revenue increase that was partially offset by a $6.5 million pro forma revenue decrease from our B2B segment, reflecting the impact of suspended or cancelled sports seasons or sporting events, the cybersecurity incident and lost customers, as discussed above. Prior to March 11, 2020, pro forma B2B revenue was up by double digits year-over-year.

Cost of Revenue. Pro forma cost of revenue increased by $33.7 million, or 38.4%, to $121.6 million in the six months ended June 30, 2020 from $87.9 million in the six months ended June 30, 2019. Of this increase, $32.5 million was attributable to the performance of our B2C segment, as described above. The remaining $1.2 million of the increase was attributable to the pro forma performance of the B2B segment, driven by higher salary, software and amortization costs. Pro forma B2B segment cost of revenue included amortization of acquired intangibles of $35.4 million and $36.3 million in the six month periods ended June 30, 2020 and 2019, respectively.

Sales and Marketing. Pro forma sales and marketing expense increased by $32.3 million, or 44.8%, to $104.2 million in the six months ended June 30, 2020 from $72.0 million in the six months ended June 30, 2019. Substantially all of the increase was attributable to the performance of our B2C segment, as discussed above. Our B2B pro forma segment sales and marketing costs remained steady between periods, reflecting a modest headcount increase that was offset by a substantial decrease in conferences and other marketing spend following the outbreak of COVID-19.

General and Administrative. Pro forma general and administrative expense increased by $70.3 million, or 116.6%, to $130.6 million in the six months ended June 30, 2020 from $60.3 million in the six months ended June 30, 2019. Pro forma general and administrative expense excludes approximately $30.9 million in transaction costs related to the Business Combination, including transaction-related bonuses, pursuant to the principles of Article 11 of Regulation S-X, which are included in our consolidated results of operations for the six months ended June 30, 2020 discussed above. Most of the increase was related to higher stock-based compensation and B2C segment headcount additions, as discussed above. B2B segment pro forma general and administrative expense increased by $13.1 million, mainly reflecting the satisfaction of the performance condition, immediately prior to the consummation of the Business Combination, on stock-based compensation awards in the amount of $7.3 million, increased headcount, bad debt expense related to the insolvency of two customers and costs related to the remediation of SBTech’s cybersecurity incident, as discussed above.

Product and Technology. Pro forma product and technology expense increased by $23.0 million, or 53.2%, to $66.2 million in the six months ended June 30, 2020 from $43.2 million in the six months ended June 30, 2019. Of this increase, $14.6 million was attributable to the performance of our B2C segment, as discussed above. The remainder of the increase was attributable to the pro forma performance of the B2B segment, driven mainly by product operations and engineering headcount additions, reflecting growth plans and the launch of new operations in the United States, as well as the satisfaction of the performance condition on stock-based compensation awards previously granted to SBTech employees.

Interest Income (Expense). Pro forma interest expense was $3.4 million in the six months ended June 30, 2020 compared to pro forma interest income of $0.8 million in the six months ended June 30, 2019.

Net Loss. Pro forma net loss increased by $160.9 million to $238.8 million in the six months ended June 30, 2020 from $78.0 million in the six months ended June 30, 2019, for the reasons discussed above.

Liquidity and Capital Resources

We had $1,244.3 million in cash and cash equivalents as of June 30, 2020 (excluding player cash, which we segregate from our operating cash balances on behalf of our paid users for all jurisdiction and products). We believe our cash on hand is sufficient to meet our current working capital and capital expenditure requirements for a period of at least twelve months from the date of this filing, irrespective of the continuing impact of COVID-19.

Debt

We had no debt outstanding as of June 30, 2020. We have a revolving credit facility with Pacific Western Bank with a current limit of $50.0 million. The facility is scheduled to mature on September 15, 2020. As of June 30, 2020, $4.5 million of the amount available under the facility was applied to the issuance of letters of credit in connection with our office leases. $45.5 million was available for borrowing under the revolving credit facility as of the date of this Report.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six months ended June 30,
	2020	2019
(dollars in thousands)
Net cash provided by (used in) operating activities	$(134,971)	$(39,813)
Net cash provided by (used in) investing activities	(198,652)	(19,420)
Net cash provided by (used in) financing activities	1,501,100	8,775
Effect of foreign exchange rates on cash and cash equivalents	256	-
Net increase in cash and cash equivalents	1,167,733	(50,458)
Cash and cash equivalents at beginning of period	76,533	117,908
Cash and cash equivalents at end of period	$1,244,266	$67,450

Operating Activities. Our cash used in operating activities includes the impact of changes in cash reserved for users, user cash receivables and liabilities to users. Cash reserved for users is comprised of deposits by our users. We treat this cash as the property of our users and segregate it from our operating cash balances. When we receive a user deposit, we record it as cash reserved for users on our balance sheet. In certain cases, a payment processor may delay the remittance of deposits to us for risk management or other reasons, in which case we grant our users access to those funds and record the deposits as a receivable reserved for users. The sum of the changes in cash reserved for users, and changes in receivables reserved for users are approximately equal to the change in liabilities owed to users for any given period. While on deposit with us, cash reserved for users earns interest, which is recorded as interest income on our income statement and is included in our operating cash flows. This interest income has not been material to date.

Net cash used in operating activities in the six months ended June 30, 2020 was $135.0 million, compared to $39.8 million in the six months ended June 30, 2019, mainly reflecting our higher net loss, for the reasons discussed above, net of non-cash cost items, and changes in operating working capital. Non-cash cost items increased $70.7 million period-over-period, driven by an increase in stock-based compensation expense and amortization of acquired intangibles attributable to the Business Combination. We also recorded a $24.8 million net increase in accounts payable and accrued expenses.

Investing Activities. Net cash used in investing activities during the six months ended June 30, 2020 increased by $179.3 million to $198.7 million from $19.4 million during the same period in 2019, mainly reflecting the cash portion of consideration paid to SBTech shareholders in connection with the Business Combination.

Financing Activities. Net cash provided by financing activities during the six months ended June 30, 2020 increased by $1,492.3 million to $1,501.1 million from $8.8 million during the same period in 2019. The increase was driven by $678.6 million related to the recapitalization of DEAC shares and net proceeds of $190.7 million related to the exercise of our public warrants, which became exercisable following the Business Combination, and net proceeds of approximately $620.8 million received in connection with the Offering, as discussed above. Comparable activities were not undertaken in the six-month period ending June 30, 2019.

Commitments and Contingencies

As of June 30, 2020, we had contingencies for various indirect operating taxes amounting to $40.9 million. Refer to Note 15 of our unaudited condensed consolidated financial statements included elsewhere in this Report for a summary of our commitments as of June 30, 2020.

Critical Accounting Policies

Our unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, (U.S. GAAP). Preparation of the financial statements requires our management to make judgments, estimates and assumptions that impact the reported amount of revenue and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on our unaudited consolidated financial statements. Our significant accounting policies are described in Note 2 of DraftKings’ unaudited consolidated financial statements included elsewhere in this Report. Our critical accounting policies are described below.

Loss Contingencies

Our loss contingencies, which are included within the “other long-term liabilities” caption on our consolidated balance sheets, are uncertain by nature and their estimation requires significant management judgment as to the probability of loss and estimation of the amount of loss. These contingencies include, but may not be limited to, litigation, regulatory investigations and proceedings and management’s evaluation of complex laws and regulations, including those relating to indirect taxes, and the extent to which they may apply to our business and industry.

We regularly review our contingencies to determine whether the likelihood of loss is probable and to assess whether a reasonable estimate of the loss can be made. Determination of whether a loss estimate can be made is a complex undertaking that considers the judgement of management, third-party research, the prospect of negotiation and interpretations by regulators and courts, among other information. When a loss is determined to be probable and the amount of the loss can be reasonably estimated, an estimated contingent liability is recorded. We continually reevaluate our indirect tax and other positions for appropriateness.

Goodwill

Goodwill is tested for impairment at the reporting unit level, which is the same or one level below an operating segment. In accordance with ASC Topic 350, Intangibles - Goodwill and Other, our business is classified into three reporting units: B2C (i.e., DFS, iGaming, online Sportsbook, and retail Sportsbook), Media and B2B. As of June 30, 2020, we recorded goodwill of $480.6 million, of which $353.1 million was allocated to our B2C reporting unit, on account of the prospective cost synergies of the transaction, and $127.5 million was allocated to our B2B reporting unit. Of the total goodwill recorded on our balance sheet, $475.8 million was attributable to the Business Combination, which was consummated on April 23, 2020. We review and evaluate our goodwill and indefinite life intangible assets for potential impairment at a minimum annually, on October 1, or more frequently if circumstances indicate that impairment is possible.

In testing goodwill for impairment, we have the option to begin with a qualitative assessment, commonly referred to as “Step 0”, to determine whether it is more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as macroeconomic conditions, industry and market considerations, cost factors, entity-specific financial performance and other events, such as changes in our management, strategy and primary user base. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we then perform a quantitative goodwill impairment analysis. Depending upon the results of that measurement, the recorded goodwill may be written down, and impairment expense is recorded in the consolidated statements of operations when the carrying amount of the reporting unit exceeds the fair value of the reporting unit. Based on assessments performed in 2020, 2019 and 2018, we determined it was more likely than not that goodwill was not impaired.

Business Combinations

We account for business acquisitions in accordance with ASC Topic 805, Business Combinations. We measure the cost of an acquisition as the aggregate of the acquisition date fair values of the assets transferred and liabilities assumed and equity instruments issued. Transaction costs directly attributable to the acquisition are expensed as incurred. We record goodwill for the excess of (i) the total costs of acquisition, fair value of any non-controlling interests and acquisition date fair value of any previously held equity interest in the acquired business over (ii) the fair value of the identifiable net assets of the acquired business.

The acquisition method of accounting requires us to exercise judgment and make estimates and assumptions based on available information regarding the fair values of the elements of a business combination as of the date of acquisition, including the fair values of identifiable intangible assets, deferred tax asset valuation allowances, liabilities related to uncertain tax positions and contingencies. We must also refine these estimates over a one-year measurement period, to reflect any new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. If we are required to retroactively adjust provisional amounts that we have recorded for the fair value of assets and liabilities in connection with an acquisition, these adjustments could materially impact our results of operations and financial position. Estimates and assumptions that we must make in estimating the fair value of future acquired technology, user lists and other identifiable intangible assets include future cash flows that we expect to generate from the acquired assets. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, we could record impairment charges. In addition, we have estimated the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expenses. If our estimates of the economic lives change, depreciation or amortization expenses could be accelerated or slowed, which could materially impact our results of operations.

The SBTech acquisition is accounted for under ASC 805. Pursuant to ASC 805, Old DK was determined to be the accounting acquirer. Refer to Note 3 “Business Combination” of our unaudited condensed consolidated financial statements included elsewhere in this Report for more information. In accordance with the acquisition method, we recorded the fair value of assets acquired and liabilities assumed from SBTech. The allocation of the consideration to the assets acquired and liabilities assumed is based on various estimates. As of June 30, 2020, we performed our preliminary purchase price allocations. We continue to evaluate the fair value of the acquired assets, liabilities and goodwill. As such, these estimates are subject to change within the respective measurement period, which will not extend beyond one year from the acquisition date. Any adjustments will be recognized in the reporting period in which the adjustment amounts are determined.

Stock-based Compensation

Our historical and outstanding stock-based compensation awards, including the issuances of options and other stock awards under our equity compensation plans, have typically included service-based or performance-based vesting conditions. For awards with only service-based vesting conditions, we record compensation cost for these awards using the straight-line method less an assumed forfeiture rate. For awards with performance-based vesting conditions, we recognize compensation cost on a tranche-by-tranche basis (the accelerated attribution method).

Stock-based compensation expense is measured based on the grant-date fair value of the stock-based awards and is recognized over the requisite service period of the awards. We use the Black-Scholes option pricing model to estimate the grant-date fair value of grants. Following the Business Combination, the fair value of our Class A common stock is now determined based on the quoted market price. Prior to the Business Combination, our management and board of directors considered various objectives and subjective factors to determine the fair value of Old DK’s common stock as of each grant date, including the value determined by a third-party valuation firm. These factors included, among other things, financial performance, capital structure, forecasted operating results and market performance analyses of similar companies in our industry. The Black-Scholes model requires management to make a number of key assumptions, including expected volatility, expected term, risk-free interest rate and expected dividends. The expected term represents the period of time that the options are expected to be outstanding and is estimated using the midpoint between the requisite service period and the contractual term of the option. The risk-free interest rate is estimated using the rate of return on U.S. treasury notes with a life that approximates the expected term. For the three and six months ended June 30, 2020, we recorded $54.5 million and $59.3 million, respectively, of stock-based compensation expense.

The assumptions underlying these valuations represent management’s best estimates, which involve inherent uncertainties and the application of management judgment. As a result, if factors or expected outcomes change and our management uses significantly different assumptions or estimates, our stock-based compensation expense for future periods could be materially different, including as a result of adjustments to stock-based compensation expense recorded for prior periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We have in the past and may in the future be exposed to certain market risks, including interest rate, foreign currency exchange and financial instrument risks, in the ordinary course of business.

Foreign Currency Exchange Risk

As a result of the Business Combination, we are exposed to foreign currency exchange risk related to our transactions and our translation of subsidiaries’ balances that are denominated in currencies other than the U.S. dollar, our functional currency. We are required to translate a significant portion of our B2B segment results from Euros, the functional currency of most of SBTech’s non-U.S. subsidiaries, to U.S. dollars, our functional currency. SBTech was consolidated in our results only from April 24, 2020, and consequently our exposure to these risks was not material in the first half of 2020. However, we expect it to increase in future periods. We seek to naturally hedge our foreign exchange transaction exposure by matching the transaction currencies for our cash inflows and outflows. Currently, we do not otherwise hedge our foreign exchange transaction or translation exposure but may consider doing so in the future.

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, we are continually monitoring the COVID-19 pandemic and any potential impact to our internal controls.

Limitations on Effectiveness of Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, as specified above. Our management recognizes that any control system, no matter how well designed and operated, is based upon certain judgments and assumptions and cannot provide absolute assurance that its objectives will be met.

PART II. —OTHER INFORMATION

Item 1. Legal Proceedings.

We are involved in a number of legal proceedings (including those described below) concerning matters arising in connection with the conduct of our business activities. These proceedings are at varying stages, and many of these proceedings seek an indeterminate amount of damages. We regularly evaluate the status of the legal proceedings in which we are involved to assess whether a loss is probable or there is a reasonable possibility that a loss or an additional loss may have been incurred and to determine if accruals are appropriate. If accruals are not appropriate, we further evaluate each legal proceeding to assess whether an estimate of the possible loss or range of possible loss can be made.

For certain cases described on the following pages, management is unable to provide a meaningful estimate of the possible loss or range of possible loss because, among other reasons, (i) the proceedings are in various stages; (ii) damages have not been sought; (iii) damages are unsupported and/or exaggerated; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; and/or (vi) there are novel legal issues or unsettled legal theories to be presented or a large number of parties involved. For these cases, however, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material adverse effect on our financial condition, though the outcomes could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.

In Re: Daily Fantasy Sports Litigation (Multi-District Litigation)

Between late 2015 and early 2016, certain individuals who allegedly registered and competed in daily sports fantasy contests on our and FanDuel’s websites, and their family members, filed numerous actions (primarily purported class actions) against us, FanDuel, and other related parties (the “DFS defendants”) in courts across the United States. In February 2016, these actions were consolidated in a multi-district litigation in the U.S. District Court for the District of Massachusetts. On September 2, 2016, the consolidated group of plaintiffs filed their First Amended Master Class Action Complaint, superseding their original class action complaint, which superseded their individual complaints.

The plaintiffs assert 27 claims arising under both state and federal law against the DFS defendants. The plaintiffs’ claims against us generally fall into four categories: (1) our online daily fantasy sports contests constitute illegal gambling; (2) we promulgated false or misleading advertisements that emphasized the ease of play and likelihood of winning; (3) we induced consumers to lose money through a deceptive bonus program; and (4) we allowed our employees to participate in competitors’ fantasy sports contests using non-public information, which gave such employees an unfair advantage over other contestants. The plaintiffs seek money damages, equitable relief, and disgorgement of gains against us.

On November 16, 2016, the DFS defendants filed a motion to compel arbitration against all named plaintiffs except one plaintiff asserting claims against the DFS defendants as a concerned citizen of the State of Florida (the “Concerned Citizen Claims”). On November 27, 2019, the Court granted the DFS defendants’ motion to compel arbitration with respect to all named plaintiffs other than a small set of plaintiffs who are family members of individuals who have DraftKings or FanDuel accounts and who assert claims under various state laws regarding gambling (the “Family Member Plaintiffs”). On March 9, 2020, the DFS defendants moved to dismiss the Family Member Plaintiffs’ claims and the Concerned Citizen Claims. On April 7, 2020, an opposition to the motion to dismiss the Concerned Citizen Claims was filed. On April 20, 2020, the Family Member Plaintiffs filed their opposition to the DFS defendants’ motion to dismiss, and on April 29, 2020, the Family Member Plaintiffs filed a motion for leave to amend the First Amended Class Action Complaint. On May 11, 2020, the DFS defendants filed their reply in support of their motion to dismiss the Family Member Plaintiffs’ claims and the Concerned Citizen Claims, and on May 13, 2020, the DFS defendants filed their opposition to the Family Member Plaintiffs’ motion for leave to amend the First Amended Master Class Action Complaint. On March 5, 2020, one named plaintiff with respect to whom the motion to compel was granted filed a renewed motion to remand his case to state court. On May 29, 2020, we filed an opposition to that motion.

We intend to vigorously defend this case. If the plaintiffs were to obtain a judgment in their favor in this lawsuit, we could be subject to substantial damages and we may have to withdraw our DFS operations in certain states. We cannot predict with any degree of certainty the outcome of this lawsuit.

We are unable to estimate the possible loss or a range of possible losses in connection with the In Re: Daily Fantasy Sports Litigation (Multi-District Litigation) matter because, among other reasons, (i) the proceeding is in a preliminary stage; (ii) there are significant factual issues to be resolved and (iii) there are novel legal issues to be resolved. Despite the potential for “significant damages”, we do not believe, based on currently available information, that the outcome of this proceeding will have a material adverse effect on DraftKings’ financial condition, although the outcome could be material to DraftKings’ operating results for any particular period, depending, in part, upon the operating results for such period.

1,000 Mass Arbitration Demands Filed by One Law Firm

On October 21, 2019, a law firm filed 1,000 “mass arbitrations” against us with the American Arbitration Association (“AAA”) on behalf of purported DraftKings users that assert claims similar to those in the multi-district litigation described above. The 1,000 arbitration demands are virtually identical. The law firm that filed the arbitrations has expressed an intention to file a total of more than 20,000 such “mass arbitrations” against us. If these “mass arbitrations” were to proceed, they could result in significant costs to us, which could include a minimum range of  $3,200 to $4,700 in fees per arbitration. Consequently, the legal costs incurred by us in connection with defending such arbitrations and any adverse judgments issued in any arbitration, could result in a significant cost to us.

We dispute the law firm’s ability to file “mass arbitrations” against us, among other reasons, because they violate our terms of use that require claims be brought on an individual basis and not be consolidated or joined in any other arbitration or proceeding involving a claim of any other party.

After the law firm filed the 1,000 “mass arbitrations,” the AAA informed us in writing that it would close their files on, and decline to administer, the 1,000 “mass arbitrations” unless we waived two provisions in our terms of use and that the parties would then be free to bring their claims in court. We elected not to waive the subject terms of use provisions.

If necessary, we intend to vigorously defend all claims. If the claimants were to obtain a judgment in their favor in these arbitrations, we could be subject to substantial damages and we could be restricted from offering DFS contests in certain states. We cannot predict with any degree of certainty the outcome of these arbitrations.

Attorney General of Texas

On January 19, 2016, the Texas Attorney General issued an opinion letter that “odds are favorable that a court would conclude that participation in paid daily fantasy sports leagues constitutes illegal gambling” under Texas law. In response to the opinion letter, we sued the Texas Attorney General on March 4, 2016 in Dallas County, Texas.

The lawsuit makes five claims: (1) a claim for a declaratory judgment that daily fantasy sports contests do not violate Texas law; (2) a claim of denial of due process under the Fifth and Fourteenth Amendments to the U.S. Constitution; (3) a claim of denial of due course of law under Article I of the Texas Constitution; (4) a claim of denial of equal protection under the Fourteenth Amendment to the U.S. Constitution; and (5) a claim of denial of equal rights under Article I of the Texas Constitution. We are also seeking reimbursement of our costs and attorneys’ fees.

On May 2, 2016, the Texas Attorney General filed a motion to transfer venue to Travis County, Texas. On April 16, 2018, the parties filed a notice of agreed non-suit without prejudice, and we re-filed our lawsuit against the Texas Attorney General in Travis County. On April 17, 2018, the Dallas County court granted the parties’ agreed non-suit without prejudice, thereby dismissing the Dallas County lawsuit without prejudice.

On May 24, 2018, the Texas Attorney General answered the complaint filed in Travis County, Texas.

FanDuel filed a petition in intervention on August 24, 2018, seeking essentially the same relief as DraftKings seeks. The Court entered an updated scheduling order setting the case for a non-jury trial on April 20, 2021. On August 11, 2020, the parties filed an agreed motion to extend the scheduling order seeking, among other things, to change the non-jury trial date to June 21, 2021.

We intend to vigorously pursue our claims. In the event a court ultimately determines that daily fantasy sports contests violate Texas law, that determination could cause financial harm to us and loss of business in Texas.

CG Technology Development, LLC

On April 7, 2016, CG Technology Development, LLC, Interactive Games Limited, and Interactive Games LLC (collectively, “CG”), filed suit against us in the U.S. District Court for the District of Nevada. After filing an Amended Complaint, CG alleges that our Daily Fantasy Sports product offering infringed 10 patents: (1) U.S. Patent No. 6,884,166 (the “166 Patent”), which is entitled “System and method for establishing a wager for a gaming application”; (2) U.S. Patent No. 6,899,628 (the “628 Patent”), which is entitled “System and method for providing game event management to a user of a gaming application”; (3) U.S. Patent No. 7,029,394 (the “394 Patent”), which is entitled “System and method for generating statistics for a user of a gaming application”; (4) U.S. Patent No. 7,534,169 (the “169 Patent”), which is entitled “System and method for wireless gaming system with user profiles”; (5) U.S. Patent No. 8,342,924 (the “924 Patent”), which is entitled “System and method for providing enhanced services to a user of a gaming application”; (6) U.S. Patent No. 8,641,511 (the “511 Patent”), which is entitled “Real-time interactive wagering on event outcomes”; (7) U.S. Patent No. 9,111,417 (the “417 Patent”), which is entitled “System and method for providing enhanced services to a user of a gaming application”; (8) U.S. Patent No. 9,306,952 (the “952 Patent”), which is entitled “System and method for wireless gaming with location determination”; (9) U.S. Patent No. 9,355,518 (the “518 Patent”), which is entitled “Gaming system with location determination”; and (10) U.S. Patent No. RE39,818 (the “818 Patent”), which is entitled “Personalized wireless video game system” (collectively, the “CG Patents”).

We filed a Motion to Dismiss the Amended Complaint and, on December 12, 2016, the Nevada trial court dismissed the allegations for seven (the 924, 628, 394, 417, 169, 511 and 166 Patents) out of the 10 patents under 35 U.S.C. Section 101 because those seven patents are directed to non-patentable subject matter.

Between March and June 2017, we filed petitions for inter partes review (“IPRs”) with the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office (“PTAB”) challenging the validity of select claims of each of the three remaining asserted patents — the 818, 952 and 518 Patents. All challenged claims of these three patents were found to be unpatentable by the PTAB. CG appealed the PTAB decisions to the U.S. Court of Appeals for the Federal Circuit with respect to all three patents. On May 14, 2019, CG voluntarily dismissed its appeal of the PTAB’s unpatentability decision for the 952 Patent. The remaining appeals were fully briefed. In December 2019 and February 2020, the Federal Circuit upheld the unpatentability of the 818 Patent and the 518 Patent, respectively. In the interim, on July 27, 2017, the Nevada trial court issued an order transferring the case against us to the U.S. District Court for the District of Delaware.

On July 17, 2020, the parties filed a Stipulation of Dismissal with Prejudice dismissing all claims brought by CG in the suit. CG further stipulated, among other things, that it would not assert any of the CG Patents against us with respect to either current or future products. That same day, the judge entered the order of dismissal.

Interactive Games LLC

On June 14, 2019, Interactive Games LLC (“IG”) filed suit against us in the U.S. District Court for the District of Delaware. In the Complaint, IG alleges that our Daily Fantasy Sports product offering infringes two patents: U.S. Patent No. 8,956,231 (the “231 Patent”), which is entitled “Multi-process communication regarding gaming information” and U.S. Patent No. 8,974,302 (the “302 Patent”), which is entitled “Multi-process communication regarding gaming information.” That same Complaint alleges that our Sportsbook product offering infringes two additional patents: U.S. Patent No. 8,616,967 (the “967 Patent”), which is entitled “System and method for convenience gaming” and U.S. Patent No. 9,430,901 (the “901 Patent”), which is entitled “System and method for wireless gaming with location determination.” All four of these patents are collectively referred to as the “IG Patents.”

In response to the Complaint, we filed a Motion to Dismiss the Complaint under 35 U.S.C. Section 101, asserting the IG Patents are directed to non-patentable subject matter. The Court has not yet ruled on that Motion.

On June 17, 2020, we filed petitions for IPRs with the PTAB challenging the validity of each of the IG Patents. The PTAB has not yet ruled on the IPRs.

We intend to vigorously defend this case. In the event that a court ultimately determines that we are infringing the asserted patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to modify certain features that we currently offer. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Other

In addition to the above actions, we are subject to various other legal proceedings and claims that arise in the ordinary course of business. In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial condition, results of operations or liquidity, though the outcomes could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.

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

The following represents a material change to the risk factors disclosed in our Annual Report or Definitive Proxy Statement:

Reductions in discretionary consumer spending could have an adverse effect on our business, financial condition, results of operations and prospects.

Our business is particularly sensitive to reductions from time to time in discretionary consumer spending. Demand for entertainment and leisure activities, including gaming, can be affected by changes in the economy and consumer tastes, both of which are difficult to predict and beyond our control. Unfavorable changes in general economic conditions, including recessions, economic slowdowns, sustained high levels of unemployment, and rising prices or the perception by consumers of weak or weakening economic conditions, may reduce our users’ disposable income or result in fewer individuals engaging in entertainment and leisure activities such as daily fantasy sports, sports betting and iGaming. As a result, we cannot ensure that demand for our offerings will remain constant. Adverse developments affecting economies throughout the world, including a general tightening of the availability of credit, decreased liquidity in certain financial markets, increased interest rates, foreign exchange fluctuations, increased energy costs, acts of war or terrorism, transportation disruptions, natural disasters, declining consumer confidence, sustained high levels of unemployment or significant declines in stock markets, as well as concerns regarding pandemics, epidemics and the spread of contagious diseases, could lead to a further reduction in discretionary spending on leisure activities such as daily fantasy sports and gaming.

For example, the recent outbreak of COVID-19, a virus originating in China causing potentially deadly respiratory tract infections, has negatively affected economic conditions regionally as well as globally, and has caused a reduction in consumer spending. Efforts to contain the effects of the virus have included travel restrictions and restrictions on the size of public gatherings. Many businesses have eliminated non-essential travel and canceled in-person events to reduce instances of employees and others being exposed to large public gatherings, and state and local governments across the United States have restricted business activities and strongly encouraged, instituted orders or otherwise restricted individuals from leaving their homes.

To date, sports seasons and sporting events in multiple countries, including in the United States, have been suspended, canceled or shortened, and large public gatherings remain largely banned. These changes have negatively impacted customers’ use of, and spending on, our product offerings and have caused us to issue refunds for canceled events. In addition, some retail casinos where we have branded sportsbooks and DFS remain closed or have reduced their capacity. As a result, our financial condition and results of operations may be materially impacted depending on the length of time that these disruptions continue to exist and whether sports seasons and sporting events will ultimately be suspended or canceled. Some leagues and associations have either announced their intention to resume activity or have restarted operations, but there is still uncertainty around whether they will be able to successfully execute on those plans on the proposed timeline or at all. Our revenues vary based on sports seasons and sporting events, and we may not generate as much revenue as we would have without the cancellations or suspensions in the wake of COVID-19.

If a large number of our employees and/or a subset of our key employees and executives are impacted by COVID-19, our ability to continue to operate effectively may be negatively impacted. The ultimate severity of the coronavirus outbreak is uncertain at this time and therefore we cannot predict the full impact it may have on our end markets and our operations; however, the effect on our results could be material and adverse. Any significant or prolonged decrease in consumer spending on entertainment or leisure activities would likely adversely affect the demand for our offerings, reducing our cash flows and revenues, and thereby materially harming our business, financial condition, results of operations and prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Business Combination Transaction Consideration

In connection with the consummation of the Business Combination, DraftKings issued 186,329,945 shares of Class A common stock to the holders of common stock of Old DK, 393,013,951 shares of Class B common stock to one holder of Class B common stock of Old DK and 40,739,291 shares of Class A common stock to the holders of ordinary shares of SBTech (together, the “Stock Consideration Shares”). The Stock Consideration Shares were issued pursuant to and in accordance with the exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), under Section 4(a)(2) and/or Regulation D promulgated under the Securities Act.

Private Placement and Convertible Notes

In connection with satisfying the Minimum Proceeds Condition (as defined in the Business Combination Agreement), DEAC entered into the Subscription Agreements, each dated as of December 22, 2019, with certain institutional and accredited investors party thereto (the “PIPE Investors”), pursuant to which, among other things, DEAC agreed to the issuance of an aggregate of 30,471,352 shares of DEAC Class A common stock and 3.0 million warrants immediately before the closing of the Business Combination (the “Private Placement”).

On and after December 16, 2019, DraftKings issued subordinated convertible promissory notes to certain investors in an aggregate principal amount of approximately $109.2 million (the “Convertible Notes”). Pursuant to the terms of the Convertible Notes, the outstanding principal and accrued interest on the Convertible Notes converted immediately prior to the consummation of the Business Combination into shares of DEAC Class A common stock, at a price per share equal to the price per share paid by the PIPE Investors in the Private Placement, which resulted in the issuance of 11,254,479 shares of DEAC Class A common stock on the Closing Date.

The Private Placement closed immediately prior to the consummation of the Business Combination. The shares of DEAC Class A common stock issued to the PIPE Investors and upon conversion of the Convertible Notes, were converted into shares of DraftKings Class A common stock upon consummation of the Business Combination.

The shares issued to the Investors in the Private Placement and to the holders of Convertible Notes were issued pursuant to and in accordance with the exemption from registration under the Securities Act, under Section 4(a)(2) and/or Regulation D promulgated under the Securities Act.

Old DK Warrant Exercise

Following the consummation of the Business Combination, PacWest Bancorp exercised its option to convert former warrants issued by Old DK into shares of Class A common stock. As a result of the exercise, DraftKings delivered 59,433 shares of Class A common stock to PacWest Bancorp on May 4, 2020. The shares issued to PacWest Bancorp were issued pursuant to and in accordance with the exemption from registration under the Securities Act, under Section 4(a)(2) and/or Regulation D promulgated under the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Index

Exhibit No.	Description
2.1	Amendment to Business Combination Agreement, dated as of April 7, 2020, among DraftKings Inc. (a Delaware corporation), SBTech (Global) Limited, SBTech’s shareholders, Diamond Eagle Acquisition Corp., DEAC NV Merger Corp. and a wholly-owned subsidiary of DEAC (incorporated by reference to Exhibit 2.4 of DEAC NV Merger Corp.’s Registration Statement on Form S-4 (Reg. No. 333-235805), filed with the SEC on April 14, 2020).
3.1	Amended and Restated Articles of Incorporation of DraftKings Inc. (incorporated by reference to Exhibit 3.1 to DraftKings Inc.’s Current Report on Form 8-K (File No. 001-38908), filed with the SEC on April 29, 2020).
3.2	Amended and Restated Bylaws of DraftKings Inc. (incorporated by reference to Exhibit 3.2 to DraftKings Inc.’s Current Report on Form 8-K (File No. 001-38908), filed with the SEC on April 29, 2020).
4.1	Form of Specimen Class A Common Stock Certificate of DraftKings Inc. (incorporated by reference to Exhibit 4.1 to DraftKings Inc.’s Current Report on Form 8-K (File No. 001-38908), filed with the SEC on April 29, 2020).
4.2	Form of Warrant Certificate of DraftKings Inc. (incorporated by reference to Exhibit 4.2 to DraftKings Inc.’s Current Report on Form 8-K (File No. 001-38908), filed with the SEC on April 29, 2020).
4.3	Assignment and Assumption Agreement, dated April 23, 2020, by and among DraftKings Inc., DEAC, Continental Stock Transfer & Trust Company, Computershare Trust Company, N.A. and Computershare Inc. (incorporated by reference to Exhibit 4.4 to DraftKings Inc.’s Current Report on Form 8-K (File No. 001-38908), filed with the SEC on April 29, 2020).
10.1	DraftKings Inc. 2020 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to DraftKings Inc.’s Current Report on Form 8-K (File No. 001-38908), filed with the SEC on April 29, 2020).
10.2	Executive Employment Agreement, dated April 23, 2020, between DraftKings Inc. and Matt Kalish (incorporated by reference to Exhibit 10.2 to DraftKings Inc.’s Current Report on Form 8-K (File No. 001-38908), filed with the SEC on April 29, 2020).
10.3	Executive Employment Agreement, dated April 23, 2020, between DraftKings Inc. and Paul Liberman (incorporated by reference to Exhibit 10.3 to DraftKings Inc.’s Current Report on Form 8-K (File No. 001-38908), filed with the SEC on April 29, 2020).
10.4	Executive Employment Agreement, dated April 23, 2020, between DraftKings Inc. and Jason Robins (incorporated by reference to Exhibit 10.4 to DraftKings Inc.’s Current Report on Form 8-K (File No. 001-38908), filed with the SEC on April 29, 2020).
10.5	DraftKings Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to DraftKings Inc.’s Current Report on Form 8-K (File No. 001-38908), filed with the SEC on April 29, 2020).
10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K, filed with the SEC on April 29, 2020).
10.7	Earnout Escrow Agreement, dated April 23, 2020, by and among DraftKings Inc., Shalom Meckenzie, in his capacity as SBT Sellers’ Representative, Eagle Equity Partners LLC, Jeff Sagansky, Eli Baker, Harry Sloan, I.B.I. Trust Management, the trustee, and Computershare Trust Company, N.A., as escrow agent (incorporated by reference to Exhibit 10.8 to DraftKings Inc.’s Current Report on Form 8-K (File No. 001-38908), filed with the SEC on April 29, 2020).
10.8	Stockholders Agreement, dated April 23, 2020, by and among DraftKings Inc., the DK Stockholder Group, the SBT Stockholder Group and the DEAC Stockholder Group (incorporated by reference to Exhibit 10.9 to DraftKings Inc.’s Current Report on Form 8-K (File No. 001-38908), filed with the SEC on April 29, 2020).
10.9	Share Exchange Agreement, dated April 23, 2020, by and among DraftKings Inc., a Delaware corporation, Jason Robins and DEAC NV Merger Corp (incorporated by reference to Exhibit 10.10 to DraftKings Inc.’s Current Report on Form 8-K (File No. 001-38908), filed with the SEC on April 29, 2020).
10.10	Seventh Amendment to the LSA, dated April 23, 2020, by and among DraftKings Inc. (a Nevada corporation), DraftKings Inc. (a Delaware corporation), Crown Gaming Inc., Crown DFS Inc. and Pacific Western Bank (incorporated by reference to Exhibit 10.20 to DraftKings Inc.’s Current Report on Form 8-K (File No. 001-38908), filed with the SEC on April 29, 2020).
10.11*	Eighth Amendment to the LSA, dated June 30, 2020, by and among DraftKings Inc. (a Nevada corporation), DraftKings Inc. (a Delaware corporation), Crown Gaming Inc., Crown DFS Inc. and Pacific Western Bank.
10.12+	Addendum, dated as of July 23, 2020 to the Agreement for the Provision of a Sports Betting Solution between Sports Information Services Limited and Crown Gaming Inc., dated as of June 19, 2018 (incorporated by reference to Exhibit 10.1 to DraftKings Inc.’s Current Report on Form 8-K (File No. 001-38908), filed with the SEC on July 23, 2020).
31.1**	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2**	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
+	Certain portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). The Registrant agrees to furnish an unredacted copy of the exhibit to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRAFTKINGS INC.
Date: August 14, 2020
	By:	/s/ Jason K. Park
Name: Jason K. Park
Title: Chief Financial Officer
(Principal Financial Officer)