Form 10-Q
period 2020-09-30
DraftKings Inc.
filed 2020-11-13
CIK 1772757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
Or
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

(Former name or former address, if changed since last report)

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

As of November 11, 2020, there were 391,713,826 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 393,013,951 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

DraftKings Inc.

Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2020

PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements.

DRAFTKINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value)

	September 30, 2020 (Unaudited)	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$1,140,907	$76,533
Cash reserved for users	257,432	144,000
Receivables reserved for users	29,099	19,828
Accounts receivable	46,084	10,016
Prepaid expenses and other current assets	12,334	10,771
Total current assets	1,485,856	261,148

Property and equipment, net	39,482	25,945
Intangible assets, net	549,252	33,939
Goodwill	486,327	4,738
Equity method investment	2,141	2,521
Deposits and other non-current assets	3,601	2,434
Total assets	$2,566,659	$330,725

Liabilities and Stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$226,322	$85,295
Liabilities to users	286,506	163,035
Revolving credit line	–	6,750
Total current liabilities	512,828	255,080

Convertible promissory notes	–	68,363
Other long-term liabilities	59,088	56,862
Total liabilities	$571,916	$380,305
Commitments and contingent liabilities (Note 15)

Stockholders’ equity (deficit):
Class A common stock, $0.0001 par value; 900,000 and 735,000 shares authorized as of September 30, 2020 and December 31, 2019, respectively; 357,347 and 184,626 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	35	18
Class B common stock, $0.0001 par value; 900,000 shares authorized as of September 30, 2020; 393,014 shares issued and outstanding at September 30, 2020	39	–
Additional paid-in capital	3,517,200	949,186
Accumulated deficit	(1,576,654)	(998,784)
Accumulated other comprehensive income	54,123	–
Total stockholders’ equity (deficit)	1,994,743	(49,580)
Total liabilities and stockholders’ equity (deficit)	$2,566,659	$330,725

See accompanying notes to unaudited condensed consolidated financial statements.

Due to the timing of the Business Combination, the December 31, 2019 balances exclude B2B/SBTech.

DRAFTKINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except loss per share data)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenue	$132,836	$67,014	$292,309	$192,496
Cost of revenue	96,569	25,332	187,315	64,718
Sales and marketing	203,339	58,351	303,233	124,867
Product and technology	53,909	14,323	102,499	39,645
General and administrative	127,376	25,185	274,180	78,181
Loss from operations	(348,357)	(56,177)	(574,918)	(114,915)

Other income (expense):
Interest income (expense), net	686	277	(2,253)	1,364
Loss before income tax benefit (provision)	(347,671)	(55,900)	(577,171)	(113,551)

Income tax benefit (provision)	13	(19)	(319)	(35)
Loss from equity method investment	(95)	–	(380)	–
Net loss attributable to common stockholders	$(347,753)	$(55,919)	$(577,870)	$(113,586)

Loss per share attributable to common stockholders:
Basic and diluted	$(0.98)	$(0.30)	$(2.08)	$(0.61)

See accompanying notes to unaudited condensed consolidated financial statements.

Due to the timing of the Business Combination, the above periods, to the extent applicable, exclude B2B/SBTech activity which occurred prior to April 24, 2020.

DRAFTKINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(Amounts in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net loss	$(347,753)	$(55,919)	$(577,870)	$(113,586)
Other comprehensive income (loss):
Foreign currency translation adjustments arising during period	29,137	–	54,123	–
Comprehensive loss	$(318,616)	$(55,919)	$(523,747)	$(113,586)

See accompanying notes to unaudited condensed consolidated financial statements.

Due to the timing of the Business Combination, the above periods, to the extent applicable, exclude B2B/SBTech activity which occurred prior to April 24, 2020.

DRAFTKINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in thousands)

	Convertible Redeemable Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	(Deficit)/Equity
Balances at December 31, 2019 (as previously reported)	110,250	$258,371	389,610	$390	–	$–	$690,443	$(998,784)	$–	$(307,951)
Conversion of shares due to merger recapitalization	(110,250)	(258,371)	(204,984)	(372)	–	–	258,743	–	–	258,371
Balances at December 31, 2019, effect of reverse acquisition (refer to Note 2)	–	$–	184,626	$18	–	$–	$949,186	$(998,784)	$	$(49,580)
Issuance of Series F preferred stock			1,526	–	–	–	11,000	–	–	11,000
Exercise of stock options	–	–	456	–	–	–	467	–	–	467
Stock-based compensation expense	–	–	–	–	–	–	4,842	–	–	4,842
Net loss	–	–	–	–	–	–	–	(68,680)	–	(68,680)
Balances at March 31, 2020	–	$–	186,608	$18	–	$–	$965,495	$(1,067,464)	$–	$(101,951)
Merger recapitalization, net repurchase of $7,192 and issuance costs of $11,564	–	–	(278)	–	–	–	(18,756)	–	–	(18,756)
Conversion of Convertible Notes to common shares	–	–	11,254	1	–	–	112,544	–	–	112,545
DEAC shares recapitalized, net of redemptions and equity issuance costs of $10,631	–	–	74,122	7	–	–	665,478	–	–	665,485
Equity consideration issued to acquire SBTech	–	–	40,739	4	–	–	789,060	–	–	789,064
Shares issued for earn outs – SBTech	–	–	720	–	–	–	–	–	–	–
Shares issued for earn outs – DEAC and DK	–	–	5,280	1	–	–	(1)	–	–	–
Shares issued for exercise of warrants	–	–	17,519	2	–	–	200,465	–	–	200,467
Shares issued in Offering, net of issuance costs of $19,200	–	–	16,000	2	–	–	620,798	–	–	620,800
Exercise of stock options	–	–	2,287	–	–	–	5,599	–	–	5,599
Stock-based compensation	–	–	–	–	393,014	39	54,447	–	–	54,486
Foreign currency translation	–	–	–	–	–	–	–	–	24,986	24,986
Net loss	–	–	–	–	–	–	–	(161,437)	–	(161,437)
Balances at June 30, 2020	–	$–	354,251	$35	393,014	$39	$3,395,129	$(1,228,901)	$24,986	$2,191,288
Shares Issued for Exercise of Warrants	–	–	91	0	–	–	1,041	–	–	1,041
Exercise of stock options	–	–	3,006	0	–	–	3,996	–	–	3,996
Stock-based compensation	–	–	–	–	–	–	117,034	–	–	117,034

Foreign currency translation	–	–	–	–	–	–	–	–	29,137	29,137
Net loss	–	–	–	–	–	–	–	(347,753)	–	(347,753)
Balances at September 30, 2020	–	$–	357,348	$35	393,014	$39	$3,517,200	$(1,576,654)	$54,123	$1,994,743

See accompanying notes to unaudited condensed consolidated financial statements.

Due to the timing of the Business Combination, the above periods, to the extent applicable, exclude B2B/SBTech activity which occurred prior to April 24, 2020.

DRAFTKINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in thousands)

	Convertible Redeemable Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (loss)	(Deficit)/Equity
Balances at December 31, 2018 (as previously reported)	111,969	$261,277	384,009	$384	–	$–	$670,439	$(856,050)	$–	$(185,227)
Conversion of shares	(111,969)	(261,277)	(200,756)	(366)	–	–	261,643	–	–	261,277
Balances at December 31, 2018, effect of reverse acquisition (refer to Note 2)	–	$–	183,253	$18	–	$–	$932,082	$(856,050)	$–	$76,050
Issuance of Series F preferred stock		–	1,018	–	–	–	7,245	–	–	7,245
Exercise of stock options	–	–	110	–	–	–	126	–	–	126
Stock-based compensation expense	–	–	–	–	–	–	4,831	–	–	4,831
Net loss	–	–	–	–	–	–	–	(29,554)	–	(29,554)
Balances at March 31, 2019	–	$–	184,381	$18	–	$–	$944,284	$(885,604)	$–	$58,698
Issuance of Series F Preferred Stock	–	–	–	–	–	–	559	–	–	559
Issuance of Common Stock	–	–	674	–	–	–	438	–	–	438
Issuance of Common Stock for In-kind Transfer	–	–	124	–	–	–	535	–	–	535
Warrants	–	–	–	–	–	–	537	–	–	537
Exercise of Stock Options	–	–	527	–	–	–	407	–	–	407
Stock-based compensation	–	–	–	–	–	–	1,844	–	–	1,844
Net loss	–	–	–	–	–	–	–	(28,113)	–	(28,113)
Balances at June 30, 2019	–	$–	185,706	$18	–	$–	$948,604	$(913,717)	$–	$34,905
Issuance of Common Stock for In-kind Transfer	–	–	125	–	–	–	633	–	–	633
Exercise of Stock Options	–	–	122	–	–	–	95	–	–	95
Repurchase of Series F Preferred Stock	–	–	(1,626)	–	–	–	(11,722)	–	–	(11,722)
Stock-based compensation	–	–	–	–	–	–	1,844	–	–	1,844
Net loss	–	–	–	–	–	–	–	(55,919)	–	(55,919)
Balances at September 30, 2019	–	$–	184,327	$18	–	$–	$939,454	$(969,636)	$–	$(30,164)

See accompanying notes to unaudited condensed consolidated financial statements.

Due to the timing of the Business Combination, the above periods, to the extent applicable, exclude B2B/SBTech activity which occurred prior to April 24, 2020.

 DRAFTKINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Nine months ended September 30,
	2020 (Unaudited)	2019 (Unaudited)
Operating Activities:
Net loss	$(577,870)	$(113,586)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	49,967	9,629
Non-cash interest expense	3,114	16
Stock-based compensation expense, including value of Class B common shares	176,362	8,519
Loss from equity method investment	380	–
Deferred income taxes	(544)	27
Other non-cash expenses	–	2,614
Change in operating assets and liabilities, net of effect of Business Combination:
Cash reserved for users	(113,432)	(25,467)
Receivables reserved for users	(9,271)	(450)
Accounts receivable	(15,427)	908
Prepaid expenses and other current assets	534	(1,132)
Deposits and other non-current assets	(64)	(150)
Accounts payable and accrued expenses	112,260	11,841
Settlement liability	–	(295)
Other long-term liabilities	9,229	18,291
Liabilities to users	123,471	25,601
Net cash flows used in operating activities	(241,291)	(63,634)

Cash Flows from Investing Activities:
Purchases of property and equipment	(8,233)	(15,892)
Cash paid for internally developed software costs	(18,821)	(10,079)
Acquisition of gaming licenses	(7,760)	(437)
Cash paid for Business Combination, net of cash acquired	(176,819)	–
Net cash flows used in investing activities	(211,633)	(26,408)
Financing Activities:
Cash buyout of unaccredited investors	(7,192)	–
Issuance costs related to merger recapitalization	(11,564)	–
Net proceeds from issuance of convertible promissory notes	41,077	–
Proceeds from recapitalization of DEAC shares, net of issuance costs	667,999	–
Proceeds from shares issued for warrants	201,508	–
Proceeds from issuance of Class A common stock, net of issuance costs	620,800	439
Proceeds from exercise of stock options	10,062	628
Net payment of revolving credit line	(6,750)	–
Net proceeds from issuance of redeemable convertible preferred stock	–	7,804
Repurchase of preferred stock	–	(722)
Net cash flows provided by financing activities	1,515,940	8,149
Effect of foreign exchange rates on cash and cash equivalents	1,358	–
Net increase (decrease) in cash, cash equivalents and restricted cash	1,064,374	(81,893)
Cash and cash equivalents at the beginning of period	76,533	117,908
Cash and cash equivalents, end of period	$1,140,907	$36,015
Supplemental Disclosure of Noncash Investing and Financing Activities
Conversion of convertible notes and accrued interest to common shares	$112,545	$–
Increase in net liabilities acquired from DEAC	2,514	–
Equity consideration issued to acquire SBTech	789,064	–
Non-cash Redemption of Series F redeemable convertible preferred to stock through issuance of Promissory Note	–	11,000
Decrease of accounts payable and accrued expenses from gaming licenses	(1,000)	–
Supplemental Disclosure of Cash Activities
Cash paid for interest	$417	$184

Due to the timing of the Business Combination, the above periods, to the extent applicable, exclude B2B/SBTech activity which occurred prior to April 24, 2020.

1.	Description of Business

DraftKings Inc., a Nevada corporation (the “Company”, “DraftKings”, “we” or “us”), was incorporated in Nevada as DEAC NV Merger Corp., a wholly owned subsidiary of our legal predecessor, Diamond Eagle Acquisition Corp. (“DEAC”), a special purpose acquisition company. On April 23, 2020, DEAC consummated the Business Combination Agreement (the “Business Combination”) dated December 22, 2019, as amended on April 7, 2020 and, in connection therewith, (i) DEAC merged with and into us, whereby we survived the merger and became the successor issuer to DEAC by operation of Rule 12g-3(a) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), (ii) we changed our name to “DraftKings Inc.,” (iii) we acquired DraftKings Inc., a Delaware corporation (“Old DK”), by way of a merger and (iv) we acquired all of the issued and outstanding share capital of SBTech (Global) Limited (“SBTech”). Upon consummation of the preceding transactions, Old DK and SBTech became wholly owned subsidiaries of the Company.

DraftKings is a digital sports entertainment and gaming company. The Company’s business-to-consumer (“B2C”) segment provides users with daily fantasy sports (“DFS”), sports betting (“Sportsbook”) and online casino (“iGaming”) products. The Company’s business-to-business (“B2B”) segment is involved in the design, development and licensing of sports betting and casino gaming software for its Sportsbook and casino gaming products.

In May 2018, the Supreme Court (the “Court”) struck down on constitutional grounds the Professional and Amateur Sports Protection Act of 1992 (“PASPA”), a law that prohibited most states from authorizing and regulating sports betting. Since the Court’s decision, many states have legalized sports betting. The U.S. jurisdictions with statutes legalizing online sports betting as of September 30, 2020 are Colorado, Illinois, Indiana, Iowa, Michigan, Nevada, New Hampshire, New Jersey, Oregon, Pennsylvania, Puerto Rico, Rhode Island, Tennessee, Virginia, Washington, D.C and West Virginia. The jurisdictions with statutes legalizing sports betting at certain land-based retail locations are Arkansas, Colorado, Delaware, Illinois, Indiana, Iowa, Michigan, Mississippi, Montana, Nevada, New Hampshire, New Jersey, New York, North Carolina, Pennsylvania, Puerto Rico, Rhode Island, Washington, Washington, D.C and West Virginia. The jurisdictions with statutes legalizing online casinos are Michigan, New Jersey, Pennsylvania and West Virginia. Several of the aforementioned jurisdictions have enacted laws authorizing sports betting online or in retail locations, but such operations have not yet begun.

As of September 30, 2020, the Company operates online Sportsbooks in Colorado, Illinois, Indiana, Iowa, New Hampshire, New Jersey, Oregon (B2B), Pennsylvania, and West Virginia, has retail Sportsbooks in Colorado, Illinois, Iowa, Mississippi, New Hampshire, New Jersey and New York and has iGaming products in New Jersey, Pennsylvania and West Virginia. The Company also has arrangements in place with land-based casinos to expand operations into additional states upon the passing of the relevant legislation and the issuance of related regulations and the receipt of required licenses.

The novel coronavirus (“COVID-19”) has adversely impacted global commercial activity and contributed to significant volatility in financial markets. The COVID-19 pandemic has disrupted global supply chains and adversely impacted many different industries for most of 2020. COVID-19 could have a continued material adverse impact on economic and market conditions and trigger a period of continued global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the extent and the duration of the economic impact of COVID-19. COVID-19 therefore presents material uncertainty and risk with respect to the Company and its performance and could affect the Company’s financial results in a materially adverse way.

The direct impact of COVID-19 on the business of DraftKings beyond disruptions to normal business operations in several offices primarily results from the suspension and cancellation of sports seasons and sporting events. During the July to September time period, major professional sports leagues including the NBA and the NHL resumed their seasons, MLB began its season after a three month delay, and the NFL season began as originally planned. The return of major sports and events, as well as the unique and concentrated sports calendar in this time period, generated significant user interest and activity in the Company’s Sportsbook and DFS product offerings. However, it remains possible that sports seasons and sporting events may be suspended or cancelled due to COVID-19 outbreaks. The suspension and alteration of sports seasons and sporting events earlier in the year reduced customers’ use of, and spending on, the Company’s Sportsbook and DFS product offerings and has caused the Company to issue refunds for canceled events. Additionally, while retail casinos where the Company has branded Sportsbooks and DFS have reopened, they continue to operate with reduced capacity. The Company’s revenues vary based on sports seasons and sporting events amongst other things, and cancellations, suspensions or alterations resulting from COVID-19 are likely to adversely affect the Company’s revenue, possibly materially. However, the Company’s product offerings that do not rely on sports seasons and sporting events, such as iGaming, may partially offset this adverse impact on revenue. DraftKings is also innovating to generate more products that do not rely on traditional sports seasons and sporting events, for example, products that permit wagering and contests on events such as eSports, simulated NASCAR and League of Legends.

A significant or prolonged decrease in consumer spending on entertainment or leisure activities would likely adversely affect demand for the Company’s product offerings, reducing cash flows and revenues, and thereby materially harming our business, financial condition and results of operations. As steps taken to mitigate the spread of COVID-19 have necessitated a shift away from a traditional office environment for many employees, the Company has business continuity programs in place to ensure that employees are safe and that the business continues to function while its employees work remotely.

2.	Summary of Significant Accounting Policies and Practices

Basis of Presentation and Principles of Consolidation

These unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and accounting principles generally accepted in the United States (“U.S. GAAP”) for interim reporting. Accordingly, certain notes or other information that are normally required by U.S. GAAP have been omitted if they substantially duplicate the disclosures contained in the Company’s annual audited consolidated financial statements. Accordingly, the unaudited condensed consolidated financial statements should be read in connection with the Company’s audited financial statements and related notes as of and for the year ended December 31, 2019. The accompanying unaudited condensed consolidated financial statements are unaudited; however, in the opinion of management, they include all normal and recurring adjustments necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements for the periods presented. Results of operations reported for interim periods are not necessarily indicative of results for the entire year, due to seasonal fluctuations in the Company’s revenue as a result of timing of various sports seasons, sporting events and other factors.

Pursuant to the Business Combination, the merger between a subsidiary of DEAC and Old DK was accounted for as a reverse recapitalization in accordance with U.S. GAAP (the “Reverse Recapitalization”). Under this method of accounting, DEAC was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Reverse Recapitalization was treated as the equivalent of Old DK issuing stock for the net assets of DEAC, accompanied by a recapitalization. The net assets of DEAC are stated at historical cost, with no goodwill or other intangible assets recorded. The consolidated assets, liabilities and results of operations prior to the Reverse Recapitalization are those of Old DK. The shares and corresponding capital amounts and earnings per share available for common stockholders, prior to the Business Combination, have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination. Further, Old DK was determined to be the accounting acquirer in the SBTech Acquisition, as such, the acquisition is considered a business combination under ASC 805, and was accounted for using the acquisition method of accounting. DraftKings recorded the fair value of assets acquired and liabilities assumed from SBTech. The presented financial information for the three months and nine months ended September 30, 2020 includes the financial information and activities for SBTech for the period from April 24, 2020 to (and including) September 30, 2020 (160 days).

The accompanying unaudited condensed consolidated financial statements include the accounts and operations of the Company. All intercompany balances and transactions have been eliminated. Certain amounts from a prior period, which are not material, have been reclassified to conform with the current period presentation.

Comprehensive Income (Loss)

 Comprehensive income (loss) consists of foreign currency translation adjustments related to the effect of foreign exchange on the value of our assets and liabilities denominated in Euros. The cumulative net translation gain or loss is included in the unaudited condensed consolidated statements of comprehensive loss.

Foreign Currency

Our reporting currency is the U.S. dollar while the functional currency of the Company’s non-U.S. subsidiaries is the Euro. The financial statements of the Company’s non-U.S. subsidiaries are translated into United States dollars in accordance with ASC 830, using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from translating the local currency financial statements into U.S. dollars are contemplated when determining other comprehensive income (loss).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions reflected in the financial statements relate to and include, but are not limited to, the valuation and expensing of equity awards; accounting for contingencies and uncertainties; fair value estimates of embedded derivatives; purchase price allocations, including fair value estimates of intangible assets; the estimated useful lives of fixed assets and intangible assets, including internally developed software costs; and accrued expenses.

Going Concern

Based on anticipated spend and cash received from the Business Combination, exercise of certain warrants, the June 2020 and October 2020 follow-on equity offerings and the timing of expenditure assumptions, the Company currently expects that its cash will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months after November 13, 2020. The Company has experienced operating losses and negative operating cash flows for the year ended December 31, 2019 and for the three and nine-month periods ended September 30, 2020. While certain geographies may experience improved cash flow, the Company expects to continue to incur annual operating losses and annual negative operating cash flow for the foreseeable future.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of operating cash and cash equivalents and cash reserved for users. The Company maintains separate accounts for cash and cash reserved for users primarily across four financial institutions. Some amounts exceed federally insured limits with the majority of cash held in one financial institution. Management believes all financial institutions holding its cash are of high credit quality and does not believe the Company is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Acquisitions

The Company accounts for business combinations under the acquisition method of accounting, in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, which requires assets acquired and liabilities assumed to be recognized at their fair values as of the acquisition date. Any fair value of purchase consideration in excess of the fair value of the assets acquired less liabilities assumed is recorded as goodwill. The fair values of the assets acquired, and liabilities assumed are determined based upon the valuation of the acquired business and involve management making significant estimates and assumptions.

Cash and cash equivalents

Cash and cash equivalents consist of highly liquid, unrestricted savings, checking and other bank accounts. The Company also utilizes short-term certificates of deposit, each with a duration of three months or less.

Cash Reserved for Users

The Company maintains separate bank accounts to segregate users’ funds from operational funds. In certain regulated jurisdictions, user funds are held by DK Player Reserve, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company, which was organized for the purpose of protecting users’ funds in the event of creditor claims.

Receivables Reserved for Users

Receivables for user deposits not yet received are stated at the amount the Company expects to collect from a payment processor, which includes an allowance for doubtful accounts if appropriate. These receivables arise, primarily, due to process timing between when a user deposits and when the Company receives that deposit from the payment processor. Receivables also arise due to the securitization policies of certain payment processors. The allowance for doubtful accounts is determined based on the Company’s assessment of the probability of the non-payment of the receivable. This provision is netted against the receivable balance with the loss being recognized within general and administrative expenses in the unaudited condensed consolidated statements of operations. On assessment that the receivable will not be collected, the associated amount is written off with no impact to the unaudited condensed consolidated statements of operations. The provision at September 30, 2020 and December 31, 2019 was $110 and $0, respectively.

Accounts Receivables

Accounts receivables are recorded at amortized cost, less any allowance for doubtful accounts. The allowance for doubtful accounts is determined based on probability of the Company’s assessment of the probability of non-payment of the receivable. This provision is netted against the receivable balance with the loss being recognized within general and administrative expenses in the unaudited condensed consolidated statements of operations. On assessment that the receivable will not be collected, the associated amount is written off with no impact to the unaudited condensed consolidated statements of operations. The provision at September 30, 2020 and December 31, 2019 was $233 and $0, respectively.

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

Intangible Assets, Net

The Company’s intangible assets consist of Developed Technology, Customer Relationships, Internally-Developed Software, Gaming Licenses and Trademarks and Tradenames. The related amortization expense is classified as cost of revenue in the unaudited condensed consolidated statements of operations.

Developed Technology

Developed technology relates to the design and development of sports betting and casino gaming software for online and retail sportsbook and casino gaming products acquired from SBTech and recorded at fair value. Capitalized development costs are amortized on a straight-line basis over their estimated useful life of eight years once the development is completed and the assets are in use. All other expenditures, including those incurred in order to maintain an intangible asset’s current level of performance, are expensed as incurred.

Customer Relationships

Customer (or “user”) relationships are finite-lived intangible assets which are amortized over their estimated useful lives of five years. Customer relationships are generally recognized as the result of business combinations.

Internally Developed Software

Software that is developed for internal use is accounted for pursuant to ASC Topic 350-40, Intangibles, Goodwill and Other — Internal-Use Software. Qualifying costs incurred to develop internal-use software are capitalized when (i) the preliminary project stage is completed, (ii) management has authorized further funding for the completion of the project and (iii) it is probable that the project will be completed and perform as intended. These capitalized costs include compensation for employees who develop internal-use software and external costs related to development of internal use software. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose. Internally developed software is amortized using the straight-line method over an estimated useful life of three to four years. All other expenditures, including those incurred in order to maintain an intangible asset’s current level of performance, are expensed as incurred.

Gaming Licenses

The Company incurs fees in connection with applying for and maintaining good standing in jurisdictions via business licenses. Fees incurred in connection with the application and subsequent renewals are capitalized and amortized using the straight-line method over an estimated useful life. In certain arrangements, the Company enters into agreements to operate on a business partner’s license in exchange for upfront fees. These fees are capitalized and amortized over the shorter of their expected benefit under the partnership agreement or estimated useful life. Refer to footnote 5 for detail on amortization period.

Trademarks and Tradenames

The Company incurs fees in connection with applying for and maintaining trademarks and tradenames. Fees incurred in connection with the application and subsequent renewals are capitalized and amortized using the straight-line method over an estimated useful life of three years.

Goodwill

The Company performs its annual impairment testing on October 1 of each year and when circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company’s business is classified into three reporting units: B2C, Media and B2B. In testing goodwill for impairment, the Company has the option to begin with a qualitative assessment, commonly referred to as “Step 0,” to determine whether it is more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as macroeconomic conditions, industry and market considerations, cost factors, entity-specific financial performance and other events, such as changes in the Company’s management, strategy and primary user base. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company performs a quantitative goodwill impairment analysis by comparing the carrying amount to the fair value of the reporting unit. If the carrying amount exceeds the fair value, goodwill will be written down to the fair value and recorded as impairment expense in the unaudited condensed consolidated statements of operations. The Company performed its annual impairment assessment of goodwill as of December 31, 2019 and concluded that goodwill was not impaired. The Company identified a triggering event during the quarter ended March 31, 2020 and as a result performed a quantitative assessment that concluded that goodwill was not impaired. As of September 30, 2020, the Company did not identify any indicators of impairment.

Impairment of Long-Lived Assets

Long-lived assets, except for goodwill, consist of property and equipment and finite-lived acquired intangible assets, such as internal-use software, developed software, gaming licenses, trademarks, tradenames and customer relationships. Long-lived assets, except for goodwill, are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. Impairment expense is recognized to the extent an asset’s expected undiscounted future cash flows are less than the asset’s carrying amount. There was immaterial impairment related to internally developed software on abandoned projects during the year ended December 31, 2019. As of March 31, 2020, June 30, 2020 and September 30, 2020, the Company determined that long-lived assets were not impaired.

Equity Method Investment

The Company has a 46% membership interest in DKFS, LLC, also known as DRIVE by DraftKings. The Company uses the equity method to account for investments in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee, but does not exercise control. The Company’s carrying value in the equity method investee is reflected in the caption “Equity method investment” on the consolidated balance sheets. Changes in value of DKFS, LLC are recorded in “Loss from equity method investment” on the consolidated statements of operations. The Company’s judgment regarding its level of influence over the equity method investee includes considering key factors, such as ownership interest, representation on the board of directors, and participation in policy-making decisions.

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

Leases

The Company accounts for leases under the provisions of ASC Topic 840, Leases, which requires that leases be evaluated and classified as operating or capital leases for financial reporting purposes. The terms used for the evaluation include renewal option periods in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty. Leases are classified as capital leases whenever the terms of the lease substantially transfer all of the risks and rewards of ownership to the lessee. All other leases are recorded as operating leases. As of September 30, 2020 and December 31, 2019, all of the Company’s leases were operating leases.

The Company recognizes rent expense on operating leases on a straight-line basis over the non-cancellable lease term. Operating leases with landlord-funded leasehold improvements are considered tenant allowances and are amortized as a reduction of rent expense over the non-cancellable lease term. Deferred rent liability, which is calculated as the difference between contractual lease payments and the rent expense, is recorded in accounts payable and accrued expenses and other long-term liabilities in the unaudited condensed consolidated balance sheets.

Liabilities to Users

The Company records liabilities for user account balances. User account balances consist of user deposits, most promotional awards and user winnings less user withdrawals, tax withholdings and user losses. Cash reserved for users and receivables reserved for users equal or exceed the Company’s liabilities to users at all times.

Loss Contingencies

Our loss contingencies, which are included within other long-term liabilities in the unaudited condensed consolidated balance sheets, are uncertain by nature and their estimation requires significant management judgment as to the probability of loss and estimation of the amount of such loss. These contingencies include, but may not be limited to, litigation, indirect taxes, regulatory investigations and proceedings and management’s evaluation of complex laws and regulations, including those relating to indirect taxes, and the extent to which they may apply to our business and industry.

We regularly review our contingencies to determine whether the likelihood of loss is probable and to assess whether a reasonable estimate of the loss can be made. Determination of whether a loss estimate can be made is a complex undertaking that considers the judgement of management, third-party research, the prospect of negotiation and interpretations by regulators and courts, among other information. When a loss is determined to be probable, and the amount of the loss can be reasonably estimated, an estimated contingent liability is recorded.

Revenue Recognition

Effective January 1, 2019, the Company adopted ASC Topic 606, Revenue from Contracts with Customers, using the modified retrospective method for all contracts not completed as of the date of adoption. ASC 606 requires companies to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the standard requires more detailed disclosures to enable readers of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The cumulative effect of the adoption was immaterial to the unaudited condensed consolidated financial statements. See Note 9 – Revenue Recognition for further details.

The Company determines revenue recognition through the following steps:

•	Identify the contract, or contracts, with the customer;

•	Identify the performance obligations in the contract;

•	Determine the transaction price;

•	Allocate the transaction price to performance obligations in the contract; and
•	Recognize revenue when, or as, the Company satisfies performance obligations by transferring the promised good or services.

The Company is currently engaged in the business of digital sports entertainment and gaming and provides its users with online gaming opportunities. The Company also provides online sportsbook and casino operators with technical infrastructure and with respect to its direct customers related services. The following is a description of the Company’s revenue streams:

Online Gaming

DFS is a peer-to-peer platform in which users compete against one another for prizes. Users pay an entry fee (ranging from $0 to $10,000 per user) to join a DFS contest and compete for prizes, which are distributed to the highest performing competitors in each contest as defined by each contest’s prize table. DFS revenue is generated from contest entry fees from users, net of prizes and customer incentives awarded to users.

Sportsbook or sports betting involves a user wagering money on an outcome or series of outcomes occurring. When a user’s wager wins, the Company pays the user a pre-determined amount known as fixed odds. Sportsbook revenue is generated by setting odds such that there is a built-in theoretical margin in each sports wagering opportunity offered to users. Sportsbook revenue is generated from users’ wagers net of payouts made on users’ winning wagers and incentives awarded to users.

iGaming, or online casino, typically includes digital versions of wagering games available in land-based casinos, such as blackjack, roulette and slot machines. For these offerings, the Company functions similarly to land-based casinos, generating revenue through hold, as users play against the house. iGaming revenue is generated from user wagers net of payouts made on users’ winning wagers and incentives awarded to users. Online gaming is a platform and incentives can be used across products.

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

The Company’s direct customer contract revenue is generally calculated as a percentage of the wagering revenue generated by the business customer using our software and is recognized in the periods in which those wagering and related activities conclude. In contrast, the Company provides distributors with the right to resell the Company’s software-as-a-service offering to their clients, using their own infrastructure. In reseller arrangements, revenue is generally calculated via a fixed monthly fee and an additional monthly fee which varies based on the number of gaming operators to whom each reseller sub-licenses the Company’s software. Our direct customer arrangements do not provide the customers with the right to take possession of our software, but only the right to purchase access to the Company’s sports and casino wagering software for a defined contractual period. In reseller arrangements, as opposed to direct customer arrangements, the resellers purchase a software license which enables them to install, host, and serve their operators’ base using the Company’s software.

Transaction Price Considerations

Variable Consideration

Variability in the transaction price arises primarily due to market-based pricing, cash discounts, revenue sharing and usage-based fees. DraftKings offers loyalty programs, free plays, deposit bonuses, discounts, rebates and other rewards and incentives to its customers. Revenue for DFS, Sportsbook and iGaming is collected prior to the contest or event and is fixed once the outcome is known. Prizes paid and payouts made to users are recognized when awarded to the player.

Allocation of transaction price to performance obligations

Contracts with customers may include multiple performance obligations. For such arrangements, the transaction price is allocated to performance obligations on a relative standalone selling price basis. Standalone selling prices are estimated based on observable data of the Company’s sales of such products and services to similar customers and in similar circumstances on a standalone basis. For Online Gaming (DFS, Sportsbook and iGaming), the Company allocates a portion of the transaction price to certain customer incentives that create material future customer rights. In addition, in the event of a multi-stage contest, the Company will allocate transaction price ratably from contest start to the contest’s final stage.

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

Contract balances

Contract assets and liabilities represent the differences in the timing of revenue recognition from the receipt of cash from the Company’s customers and billings to those customers. Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billing.

Deferred revenue relates to payments received in advance of the satisfaction of performance under the contract. The Company maintains various programs to incentivize user behaviors, which allows users to earn awards. Incentive awards generally represent a material right to the user, and awards may be redeemed for future services. Incentive awards earned by users, but not yet redeemed, are generally recognized as a reduction to revenue and included within liabilities to users on the consolidated balance sheets. When a user redeems most types of awards, the Company recognizes revenue on the condensed consolidated statements of operations.

Certain player awards are not subject to expiration or have not been expired historically, on such awards the Company recognizes breakage (for amounts not expected to be redeemed) to the extent there is no requirement for remitting such balances to regulatory agencies.

Cost of Revenue

Cost of revenue consists primarily of variable costs. These include mainly (i) payment processing fees and chargebacks, (ii) product taxes, (iii) platform costs, (iv) revenue share / market access arrangements, and (v) feed / provider services. The Company incurs payment processing fees on user deposits, withdrawals and deposit reversals from payment processors (“chargebacks”). Chargebacks have not been material to date. Cost of revenue also includes expenses related to the distribution of our services, amortization of intangible assets and compensation of revenue associated personnel.

Sales and Marketing

Sales and marketing expenses consist primarily of expenses associated with advertising and related software, conferences, strategic league and team partnerships and costs related to free to play contests, rent and facilities maintenance and the compensation of sales and marketing personnel, including stock-based compensation expenses.

Product and Technology

Product and technology expenses consist primarily of expenses which are not subject to capitalization or otherwise classified within Cost of Revenue. Product and Technology expenses include software licenses, rent and facilities maintenance and depreciation of hardware and software and costs related to the compensation of product and technology personnel, including stock-based compensation.

General and Administrative

General and administrative expenses consist of costs not related to Sales and Marketing, Product and Technology or Revenue. General and administrative costs include professional services (including legal, regulatory, audit, accounting, lobbying and services related to the Business Combination), rent and facilities maintenance, contingencies, insurance, allowance for doubtful accounts receivable and depreciation of leasehold improvements and furniture and fixtures and costs related to the compensation of executive and non-executive personnel, including stock-based compensation.

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

Under the provisions of ASC Topic 505-50, Equity-Based Payments to Non-Employees, the Company measures stock-based awards granted to non-employees based on the fair value of the award on the date on which the related service is completed. Compensation expense is recognized over the period during which services are rendered by non-employees until service is completed. At the end of each financial reporting period, for share based payments issued in lieu of cash prior to completion of the service, the fair value of these awards is remeasured using the then-current fair value of the Company’s common stock.

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

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2021, and interim periods beginning after December 15, 2022. Early adoption is still permitted. The Company expects to adopt this standard as of January 1, 2020 at December 31, 2020. The Company continues to assess all of the effects of the adoption and believes the most significant impact relates to the recognition of new right-of-use assets and lease liabilities on the consolidated balance sheets for operating leases. The Company does not expect a material impact to the consolidated statements of operations.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326). The new guidance replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade and other receivables, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. The Company expects to adopt this standard as of January 1, 2020 at December 31, 2020 and is currently in the process of evaluating the impact of this new standard.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes—Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company is currently evaluating the timing of adopting this guidance and the impact of adoption on its financial position, results of operations and cash flows.

3.	Business Combination

As discussed in Note 1, on April 23, 2020 DEAC consummated the Business Combination dated December 22, 2019 as amended on April 7, 2020 and, in connection therewith, (i) DEAC merged with and into the Company, whereby we survived the merger (the “DK Merger”) and became the successor issuer to DEAC by operation of Rule 12g-3(a) promulgated under the Exchange Act, (ii) we changed our name to “DraftKings Inc.,” (iii) we acquired Old DK by way of a merger and (iv) we acquired all of the issued and outstanding share capital of SBTech (the “SBTech Acquisition”). Upon consummation of the foregoing transactions, Old DK and SBTech became wholly owned subsidiaries of the Company. Under ASC 805, Business Combinations, Old DK was deemed the accounting acquirer based on the following predominant factors: its former owners have the largest portion of voting rights in the Company, the Board and Management have more individuals coming from Old DK than either DEAC or SBTech, Old DK was the largest entity by revenue and by assets at the time of the Business Combination, and the headquarters of the Company is Old DK’s headquarters which is located in Boston, Massachusetts.

The DK Merger was accounted for as a reverse recapitalization, in accordance with U.S. GAAP. Under this method of accounting, DEAC was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Reverse Recapitalization was treated as the equivalent of Old DK issuing stock for the net assets of DEAC, accompanied by a recapitalization. The net assets of DEAC are stated at historical cost, with no goodwill or other intangible assets recorded. The consolidated assets, liabilities and results of operations prior to the Reverse Recapitalization are those of Old DK. Reported shares and earnings per share available to holders of the Company’s common stock, prior to the Business Combination, have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination. Further, Old DK was determined to be the accounting acquirer in the SBTech Acquisition, as such, the SBTech Acquisition was treated as a business combination under ASC 805, and was accounted for using the acquisition method of accounting. DraftKings recorded the fair value of assets acquired and liabilities assumed from SBTech.

Operating results for SBTech are included in the unaudited condensed consolidated statements of operations as of September 30, 2020 from the day of the acquisition. The unaudited condensed consolidated statements of operations include $29,185 of revenue and $3,731 of net loss for the three months ended September 30, 2020 related to SBTech. The unaudited condensed consolidated statements of operations include $44,139 of revenue and $10,669 of net loss for the nine months ended September 30, 2020 related to SBTech, prior to purchase price accounting.

 Preliminary Purchase Price Accounting for the SBTech Acquisition

The Company acquired 100% of the equity of SBTech pursuant to the Business Combination Agreement by issuing 45,017 shares, options, and earnout shares of Class A common stock of the Company at a weighted average fair value of $17.53 to the former stockholders and option holders of SBTech. This represents an increase from the share consideration valued at $10.17 as of the date of the Business Combination Agreement. The following summarizes the consideration transferred at Closing for the SBTech Acquisition (in thousands):

Purchase consideration

Cash consideration(1)	$182,862
Share consideration(2)	789,065
Other cash consideration(3)	3,614
Total SBTech consideration	$975,541

(1)	Includes the cash consideration, adjusted for the Net Debt Amount, the Working Capital Adjustment, and the Aggregate Strike Price Amount, as stipulated by the Business Combination Agreement, resulting in cash consideration of $182,862.

(2)	Includes $776,524 for the share consideration for SBTech equity of 40,739 shares and SBTech employees’ vested options of 3,558 options, and $12,541 of contingent consideration for the 720 earnout shares issued to former stockholders of SBTech as part of the Business Combination, recognized at their Acquisition Date fair value.

(3)	Includes transaction costs incurred by SBTech shareholders to be borne by DraftKings, costs related to the SBTech restructuring transaction that were paid by DraftKings, and the tail liability insurance for SBTech’s directors and officers, as specified in the Business Combination Agreement.

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

Goodwill represents the excess of the gross considerations transferred over the fair value of the underlying net assets acquired and liabilities assumed. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill. Intangible assets not recognized apart from goodwill consist primarily of benefits from securing buyer-specific synergies that increase revenue and profits and are not otherwise available to a marketplace participant, as well as acquiring a talented workforce and cost savings opportunities. The amount allocated to goodwill and intangible assets is subject to final adjustment to reflect the final valuations. Goodwill associated with the SBTech Acquisition is preliminarily assigned as of the acquisition date to the Company’s B2C and B2B segments in the amounts of $348,345 and $122,600 respectively, which include the Company’s reporting units that are expected to benefit from the synergies of the combination. Goodwill recognized is not expected to be deductible for local tax purposes.

Intangible Assets

	Fair Value	Weighted-Average Useful Life (in years)
Developed Technology	$392,028	8
Customer relationships	93,699	5
Trademarks and trade names	4,308	3
Gaming License	478	2-3
Total	$490,513

The fair value of the developed technology was determined using the Multi-Period Excess Earnings Method (“MPEEM”), a form of the Income Approach. The MPEEM is a specific application of the Discounted Cash Flow Method. The principle behind the MPEEM is that the value of an intangible asset is equal to the present value of the incremental after-tax cash flows attributable only to the subject intangible asset after deducting contributory asset charges (“CAC”). The principle behind a CAC is that an intangible asset ‘rents’ or ‘leases’ from a hypothetical third party all the assets it requires to produce the cash flows resulting from its development, that each project rents only those assets it needs (including elements of goodwill) and not the ones that it does not need, and that each project pays the owner of the assets a fair return on (and of, when appropriate) the value of the rented assets. The fair value of the customer relationships was determined by using the With and Without Method, a form of the Income Approach. In this method, the present value of the after-tax cash flows of the business assuming that the intangible asset is in place is compared to the present value of the after-tax cash flows of the business assuming the absence of the intangible asset. This method isolates the impact of the intangible asset and provides the basis for an estimation of value. The fair value of the trademark and tradename was determined by using the Relief-from-Royalty Method, a form of the Income Approach. The basic tenet of the Relief-from-Royalty Method is that without ownership of the subject intangible asset, the user of that intangible asset would have to make a stream of payments to the owner of the asset in return for the rights to use that asset. By acquiring the intangible asset, the user avoids these payments.

Transaction Costs

The Company incurred $0 and $30,906, respectively, for the three and nine months ended September 30, 2020, in advisory, legal, accounting and management fees in conjunction with the Business Combination, which are included in general and administrative expenses on the consolidated statement of comprehensive loss.

Direct and incremental transaction costs related to the Business Combination and additional equity offerings that would not otherwise have been incurred are treated as a reduction of the cash proceeds and are deducted from the Company’s additional paid-in capital. Accordingly, $41,378 was incurred related to equity issuance costs for the nine months ended as of September 30, 2020.

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

The following unaudited pro forma financial information for the three and nine month periods ended September 30, 2020 and September 30, 2019, combines the historical results for Old DK for the periods ended September 30, 2020 and September 30, 2019 and the historical results of SBTech, as converted to U.S. GAAP, for the respective periods:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	Actual	Pro Forma	Pro Forma	Pro Forma
Revenue	$132,836	$93,318	$321,279	$269,259
Net loss	$(347,753)	$(62,574)	$(578,979)	$(187,710)

These pro forma results were based on estimates and assumptions, which the Company believes are reasonable. The pro forma results include adjustments primarily related to purchase accounting adjustments. Acquisition costs and other non-recurring charges incurred are included in the earliest period presented.

4.	Property and Equipment

Property and equipment, net consists of the following:

	September 30, 2020	December 31, 2019
Computer equipment and software	$23,661	$9,685
Furniture and fixtures	7,664	5,891
Leasehold improvements	22,267	17,373
Property and Equipment	53,592	32,949
Accumulated depreciation	(14,110)	(7,004)
Property and Equipment, net	$39,482	$25,945

During the three and nine months ended September 30, 2020, the Company recorded depreciation expense on property and equipment of $2,749 and $6,489, respectively. Depreciation expense on property and equipment was $1,249 and $3,225 for the three and nine months ended September 30, 2019, respectively.

5.	Intangible Assets and Goodwill

Intangible Assets

The Company has the following intangible assets, net at September 30, 2020:

	Weighted- Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Developed Technology	7.57 years	$426,062	$(23,226)	$402,836
Internally developed software	2.33 years	63,464	(29,652)	33,812
Gaming Licenses	4.31 years	19,450	(3,798)	15,652
Trademarks and tradenames	2.57 years	4,682	(681)	4,001
Customer relationships	4.57 years	101,833	(8,882)	92,951
Intangible Assets, net		$615,491	$(66,239)	$549,252

The Company has the following intangible assets, net at December 31, 2019:

	Weighted- Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Internally developed software	2.35 years	$43,753	$(21,188)	$22,565
Gaming Licenses	4.86 years	12,003	(629)	11,374
Intangible Assets, net		$55,756	$(21,817)	$33,939

Amortization expense was $23,846 and $43,478 for the three and nine months ended September 30, 2020 and $2,181 and $6,404 for the three and nine months ended September 30, 2019, respectively.

Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2020 by segment (refer to Note 12 for segment definitions) are:

	B2C	B2B	Total
Balance as of December 31, 2019	$4,738	$–	$4,738
Goodwill acquired in SBTech Acquisition*	348,345	122,600	470,945
Cumulative Translation Adjustment	–	10,644	10,644
Balance as of September 30, 2020	$353,083	$133,244	$486,327

* = Preliminary allocation.

6.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30, 2020	December 31, 2019
Accounts payable	$24,401	$16,618
Accrued compensation and related expenses	27,843	17,770
Accrued marketing	97,788	11,855
Accrued professional fees	13,299	10,344
Accrued operating taxes	14,050	5,745
Accrued partnership fees	12,000	7,868
Accrued other expenses	36,941	15,095
Total	$226,322	$85,295

7.	Current and Long-term Liabilities

Term Note

In October 2016, the Company entered into an amended and restated loan and security agreement with Pacific Western Bank, which was most recently amended in September 2020 (as amended, the “Credit Agreement”). The Credit Agreement provides a revolving line of credit of up to $60,000. The Credit Agreement has a maturity date of March 1, 2022. As of September 30, 2020 and December 31, 2019, the Credit Agreement provided a revolving line of credit of up to $60,000 and $50,000, respectively. There was no principal outstanding as of September 30, 2020. The principal amount outstanding under the Credit Agreement totaled $6,750 as of December 31, 2019. Net facility available from the Credit Agreement as of September 30, 2020 and December 31, 2019 totaled $54,947 and $38,769, respectively, which exclude the letters of credit outlined in Note 15.

Indirect Taxes

Taxation of e-commerce is becoming more prevalent and could negatively affect the Company’s business as it pertains to DFS and its users. The ultimate impact of indirect taxes on the Company’s business is uncertain, as is the period required to resolve this uncertainty. The Company’s estimated contingent liability for indirect taxes represents the Company’s best estimate of tax liability in jurisdictions in which the Company believes taxation is probable. The Company frequently reevaluates its tax positions for appropriateness.

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

As of September 30, 2020, and December 31, 2019, the Company’s estimated contingent liability for indirect taxes was $43,771 and $35,899, respectively. The estimated contingent liability for indirect taxes is recorded within other long-term liabilities on the unaudited condensed consolidated balance sheets and general and administrative expenses on the unaudited condensed consolidated statements of operations.

Deferred Rent

In conjunction with certain leased office facilities, the Company has received cash payments from landlords to fund tenant directed leasehold improvements. These payments are recorded as deferred rent and reported in accounts payable and accrued expenses and other long-term liabilities within the unaudited condensed consolidated balance sheets. These amounts are released ratably over the lease term, with an offset to rent expense. At September 30, 2020, the short-term and long-term deferred rent liabilities were $1,328 and $11,025, respectively. At December 31, 2019, the short-term and long-term deferred rent liabilities were $1,125 and $9,747, respectively.

8.	Stockholder’s Equity

The unaudited condensed consolidated statements of change in equity reflect the Reverse Recapitalization and SBTech Acquisition as defined in Note 1 as of April 23, 2020. As Old DK was deemed the accounting acquirer in the Reverse Recapitalization with DEAC, all periods prior to the consummation date reflect the balances and activity of Old DK. The consolidated balances as of December 31, 2019 and 2018 from the audited consolidated financial statements of Old DK as of that date, share activity (convertible redeemable preferred stock and common stock) and per share amounts in these unaudited condensed consolidated statements of equity were retroactively adjusted, where applicable, using the recapitalization exchange ratio of 0.353628. All convertible redeemable preferred stock classified as mezzanine was retroactively adjusted, converted into Class A common stock, and reclassified to permanent as a result of the Reverse Recapitalization. Redeemable convertible preferred Series E-1 stock converted into shares of Old DK common stock at a share conversion factor of 1.40 whereas Series F converted into shares of Old DK common stock at a share conversion factor of 1 and both were immediately exchanged for Class A common stock of the Company using the recapitalization exchange ratio of 0.353628 as a result of the Reverse Recapitalization.

Immediately prior to the Business Combination, Old DK issued 393,014 shares of Class B common stock to Jason Robins (the Chief Executive Officer of Old DK and of the Company) which converted into 393,014 shares of Class B common stock of the Company as a result of the Business Combination and is recorded as stock-based compensation for the three and nine months ended September 30, 2020. Such shares carry 10 votes per share and allow Jason Robins to have as of the closing of the Business Combination, approximately 90% of the voting power of the capital stock of DraftKings on a fully-diluted basis. As these shares have no economic rights and are non-participating, they are allocated no earnings or losses when calculating earnings per share pursuant to the two-class method.

Upon the consummation of the Business Combination, the mandatory conversion feature was triggered for the Company’s convertible notes. All outstanding principal of $109,165 and unpaid accrued interest of $3,380 was collectively converted to equity securities at $10 per share. The noteholders received 11,254 shares of Class A common stock in New DraftKings as result of the conversion.

As part of the Business Combination $665,485 of Class A common stock and Additional Paid in Capital was recorded, net of transaction costs of $10,631, in relation to DEAC shares being recapitalized. The Company then used $186,477 as cash consideration in its acquisition of SBTech and $7,192 for the buyout of unaccredited investors. Net cash proceeds to the Company were $484,962.

In June 2020, we issued 16,000 new shares of our Class A common stock in a public offering for net proceeds (net of underwriting fees) of $620,800.

As of September 30, 2020, the Company had 300,000 shares authorized of preferred stock, $0.0001 par value, of which none were issued and outstanding as of September 30, 2020 or December 31, 2019.

9.	Revenue Recognition

Deferred Revenue

The Company included deferred revenue within accounts payable and accrued expenses and liabilities to users in the unaudited condensed consolidated balance sheets. The deferred revenue balances were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Deferred revenue, beginning of the period	$24,759	$13,280	$20,760	$13,581
Deferred revenue, end of the period	33,464	15,986	33,464	15,986
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	6,632	5,966	10,505	9,819

Deferred revenue primarily represents contract liabilities related to the Company’s obligation to transfer future value in relation to in period transactions in which the Company has received consideration. Such obligations are recognized as liabilities when awarded to users and are recognized as revenue when those liabilities are later resolved. The Company included deferred revenue within accounts payable and accrued expenses and liabilities to users on the unaudited condensed consolidated balance sheets.

Revenue Disaggregation

Disaggregation of revenue for the three and nine months ended September 30, 2020 and 2019 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Online gaming	$99,477	$62,475	$238,591	$183,877
Gaming software	29,185	–	44,139	–
Other	4,174	4,539	9,579	8,619
Total Revenue	$132,836	$67,014	$292,309	$192,496

Online gaming includes DFS, iGaming and Sportsbook which have certain similar attributes and pattern of recognition. Gaming software and Other also have similar attributes and pattern of recognition.

The following table presents the Company’s revenue by geographic region for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
United States	$106,938	$67,249	$254,325	$189,539
International	25,898	(235)	37,984	2,957
Total Revenue	$132,836	$67,014	$292,309	$192,496

10.	Stock-Based Compensation

The Company, historically, has issued three types of stock-based compensation: Time-Based awards, Long Term Incentive Plan (“LTIP”) awards and Performance-Based Stock Compensation Plan (“PSP”) awards. Time-Based awards are options which generally vest over a 4-year period. LTIP awards are performance-based equity awards that are used to establish longer-term performance objectives and incentivize management to meet those objectives. PSP awards are short-term performance-based equity awards which establish performance objectives related to one or two particular fiscal years. LTIP awards generally vest when longer-term revenue, adjusted EBITDA or share price targets are achieved amongst other conditions, while PSP awards generally vest upon achievement of revenue or adjusted EBITDA targets amongst other conditions. All stock-based compensation grants expire ten years after the grant date.

The following table shows stock option activity for the nine months ended September 30, 2020 and 2019:

								Weighted- Average Exercise	Weighted- Average Remaining Term	Aggregate Intrinsic
	Time Based		PSP(3)		LTIP (3)			Price	(in Years)	Value
	Options	RSUs	Options	RSUs	Options	RSUs	Total
Outstanding at December 31, 2018	66,527	–	5,161	–	40,189	–	111,877	$0.84	8.15	$69,765
Recapitalization Impact	(43,003)	–	(3,336)	–	(25,978)	–	(72,317)	1.54	–	–
Outstanding at December 31, 2018	23,524	–	1,825	–	14,211	–	39,560	2.38	8.15	$69,765
Granted	5,479	–	2,214	–	1,990	–	9,683	4.70	–	–
Exercised options / vested RSUs	(754)	–	(16)	–	–	–	(770)	1.14	–	–
Forfeited	(355)	–	(19)	–	–	–	(374)	3.39	–	–
Outstanding at September 30, 2019	27,894	–	4,004	–	16,201	–	48,099	$2.85	7.88	$90,282

Outstanding at December 31, 2019	78,772	–	11,233	–	45,817	–	135,822	$1.01	7.64	$203,431
Recapitalization Impact	(50,919)	–	(7,261)	–	(29,616)	–	(87,796)	1.85	–	–
Outstanding at December 31, 2019	27,853	–	3,972	–	16,201	–	48,026	2.86	7.64	$203,431
Granted	4,781	3,696	–	907	–	15,554	24,938	0.97
Exercised options / vested RSUs	(4,695)	(73)	(618)	–	(638)	–	(6,024)	1.69
Forfeited	(684)	(8)	–	–	–	–	(692)	4.13
Outstanding at September 30, 2020	27,255	3,615	3,354	907	15,563	15,554	66,248	$2.16	7.34	$3,754,747

Vested as of September 30, 2020
Time Based	20,387	14	–	–	–	–	20,401	$2.10	–	–
PSP	–	–	3,354	–	–	–	3,354	4.18	–	–
LTIP	–	–	–	–	15,563	–	15,563	3.43	–	–
	20,387	14	3,354	–	15,563	–	39,318	$2.80	7.18	$2,191,530

Estimate of Expected to Vest(1)
2020(2)	947	122	–	–	–	15,554	16,623	$0.27	–	–
2021	3,401	1,240	–	865	–	–	5,506	2.97	–	–
2022+	2,205	2,074	–	–	–	–	4,279	2.48	–	–
	6,553	3,436	–	865	–	15,554	26,408	$1.19	7.56	$1,533,542
Effect of estimated forfeitures	315	165	–	42	–	–	522	$2.91	8.26	$29,675

(1) Contemplates the impact of estimated forfeitures.

(2) For remainder of 2020 period.

(3) Performance based instruments.

As of September 30, 2020, total unrecognized stock-based compensation expense of $289,665 related to granted and unvested share-based compensation arrangements is expected to be recognized over a weighted-average period of 1.62 years. The following table shows stock compensation expense for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30, 2020			Nine months ended September 30, 2020
	Options	RSUs	Total	Options	RSUs	Total
Time Based	$2,054	$8,867	$10,921	$5,223	$9,047	$14,270
PSP	–	3,479	3,479	1,633	3,479	5,112
LTIP (1)	–	102,634	102,634	9,552	139,428	148,980
B Shares (2)	–	–	–	8,000	–	8,000
Total	$2,054	$114,980	$117,034	$24,408	$151,954	$176,362

	Three months ended September 30, 2019			Nine months ended September 30, 2019
	Options	RSUs	Total	Options	RSUs	Total
Time Based	$1,844	$–	$1,844	$5,455	$–	$5,455
PSP	–	–	–	3,064	–	3,064
LTIP (1)	–	–	–	–	–	–
B Shares (2)	–	–	–	–	–	–
Total	$1,844	$–	$1,844	$8,519	$–	$8,519

(1) Resulting from amortization of stock-based compensation expense and anticipated achievement of share price targets

(2) Related to the Business Combination; Class B shares have no economic rights.

11.	Income Taxes

Three and nine months ended September 30, 2020 and September 30, 2019 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Provision (benefit) for income taxes	$(13)	$19	$319	$35

The effective tax rates for the three and nine months ended September 30, 2020 were .00% and (.06)%, respectively, and the effective tax rates for the three and nine months ended September 30, 2019 were (.03)% and (.03)%, respectively. The difference between the Company’s effective tax rates for the 2020 and 2019 periods and the U.S. statutory tax rate of 21% was primarily due to a full valuation allowance related to the Company’s net U.S. deferred tax assets, offset partially by current state tax and current foreign tax. The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all the deferred tax assets will not be realized.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. As of September 30, 2020, the Company has analyzed the provisions of the CARES Act and determined it did not have a significant impact to the Company.

12.	Segment Information

Prior to the second quarter of fiscal year 2020, the Company operated its business and reported its results through a single reportable segment. As a result of the acquisition of SBTech on April 23, 2020, the Company began to operate its business and report its results through two operating and reportable segments: B2C and B2B, in accordance with ASC Topic 280, Segment Reporting. The B2C segment is comprised of the Old DK business and the B2B segment is comprised of SBTech in its entirety. The B2C segment primarily provides users with DFS, Sportsbook and iGaming products while the B2B segment is involved in the design, development and licensing of sports betting and casino gaming software for its sportsbook and casino gaming products.

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

A measure of segment assets and liabilities has not been currently provided to the Company’s CODM and therefore is not shown below.

Summarized financial information for the Company’s segments is shown in the following tables:

	Three months ended September 30,
	2020	2019
Revenue:
B2C	$103,651	$67,014
B2B	29,185	–
Total revenue	132,836	67,014

Adjusted EBITDA:
B2C	(201,455)	(48,421)
B2B	4,376	–
Total adjusted EBITDA	(197,079)	(48,421)
Adjusted for:
Depreciation and amortization	26,595	3,430
Interest (income) expense, net	(686)	(277)
Income tax expense	(13)	19
Stock-based compensation	117,034	1,844
Transaction-related costs	3,585	1,328
Litigation, settlement and related costs	2,419	710
Other non-recurring costs and special project costs	1,645	444
Non-operating costs	95	–
Net Loss attributable to common shareholders	$(347,753)	$(55,919)

Due to the timing of the Business Combination, the three-month period ended September 30, 2020 reflects B2B/SBTech activity beginning April 24, 2020 and the three-month period ended September 30, 2019 does not reflect B2B/SBTech activity.

	Nine months ended September 30,
	2020	2019
Revenue:
B2C	$248,170	$192,496
B2B	44,139	–
Total revenue	292,309	192,496

Adjusted EBITDA:
B2C	(304,889)	(89,937)
B2B	854	–
Total adjusted EBITDA	(304,035)	(89,937)
Adjusted for:
Depreciation and amortization	49,967	9,629
Interest (income) expense, net	2,253	(1,364)
Income tax expense	319	35
Stock-based compensation	176,362	8,519
Transaction-related costs	34,492	2,603
Litigation, settlement and related costs	5,771	2,411
Other non-recurring costs and special project costs	4,291	1,816
Non-operating costs	380	–
Net Loss attributable to common shareholders	$(577,870)	$(113,586)

Due to the timing of the Business Combination, the nine -month period ended September 30, 2020 reflects B2B/SBTech activity beginning April 24, 2020 and the nine-month period ended September 30, 2019 does not reflect B2B/SBTech activity.

13.	Loss Per Share

The computation of loss per share and weighted-average shares of the Company’s Class A common stock outstanding for the periods presented are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net loss	$(347,753)	$(55,919)	$(577,870)	$(113,586)
Basic and diluted weighted-average common shares outstanding	355,900	185,686	277,932	184,787

Loss per share attributable to common stockholders:

Basic and diluted	$(0.98)	$(0.30)	$(2.08)	$(0.61)

There were no preferred or other dividends declared for the period. For the periods presented, the following securities were not required to be included in the computation of diluted shares outstanding:

	September 30, 2020	September 30, 2019
Warrants	2,151	182
Stock options and RSUs	66,248	48,099
Convertible notes	–	3,890
Total	68,399	52,171

14.	Related-Party Transactions

Media Purchase Agreement (“MPA”)

In July 2015, Old DK entered into an MPA with a related party for various media placements from 2015 through 2018. The MPA was amended to extend through 2021. The annual commitment for calendar years 2017 through 2021 was $15,000 per year, plus an additional contingent commitment of $5,000 per year. The contingent commitment relates to the Company’s allocation of its non-integration advertising with other advertisers. Effective January 2019, the future minimum commitments related to the MPA were reduced to $15,000 in aggregate through December 31, 2021 ($5,000 per year) and the contingent commitment was removed. If the Company satisfies the $15,000 commitment prior to December 31, 2021, the MPA will expire unless the Company elects to extend the MPA through the next NFL season with no required minimum. The Company recorded expense of $7,692 and $11,092 related to the MPA for the three and nine months ended September 30, 2020 and recorded expense of $2,713 and $4,929 related to the MPA for the three and nine months ended September 30, 2019, respectively, in sales and marketing expenses in the unaudited condensed consolidated statements of operations. As of September 30, 2020 and December 31, 2019, $70 and $2,413, respectively, of MPA is included in accounts payable and accrued expenses in the unaudited condensed consolidated balance sheets.

Private Placement Agent

Old DK entered into an engagement letter with a related party (the “Private Placement Agent”) in August 2019, as amended in December 2019. Pursuant to the engagement letter, the Private Placement Agent has acted as the exclusive financial advisor to Old DK, and Old DK agreed to pay certain acquisition and financing fees in connection with the Business Combination with SBTech and DEAC. As of the nine months ended September 30, 2020 and September 30, 2019, Old DK incurred $12,349 and $0, respectively, of fees with the Private Placement Agent. During the three months ended September 30, 2020 and September 30, 2019, Old DK incurred $0 and $0, respectively.

Receivables from Equity Method Investment

The Company provides office space and general operational support to DKFS, LLC, an equity-method affiliate. The operational support is primarily general and administrative services. As of September 30, 2020, and December 31, 2019, the Company had $1,084 and $959, respectively, of receivables from the entity related to those services and expenses to be reimbursed to the Company, which are included within current assets in the unaudited condensed consolidated balance sheets.

Transactions with a Shareholder and his Immediate Family Members

The Business Combination Agreement requires payment to a shareholder in the event certain SBTech accounts receivable are collected. As of September 30, 2020, the Company had a $2,696 payable to the shareholder included in accounts payable and accrued expenses in the unaudited condensed balance sheet. In addition, the Company had $1,073 and $1,721 in sales to an entity related to an immediate family member of the shareholder during the three and nine months ended September 30, 2020 and had an associated accounts receivable balance of $839 as of September 30, 2020 included in accounts receivable in the unaudited condensed balance sheet. There were no related party transactions with the shareholder or their immediate family members for the three or nine months ended September 30, 2019 and no related accounts receivable balance as of December 31, 2019.

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

Total rent expense for the three and nine months ended September 30, 2020 was $5,178 and $12,963, respectively, and for the three and nine months ended September 30, 2019 was $2,950 and $7,547, respectively.

Future minimum lease payments are as follows:

Years ending December 31,
From October 1, 2020 to December 31, 2020	$3,699
2021	16,780
2022	14,927
2023	14,310
2024	12,596
Thereafter	37,638
Total	$99,950

Other Contractual Obligations and Contingencies

The Company is a party to several non-cancelable contracts with vendors where the Company is obligated to make future minimum payments under the terms of these contracts as follows:

Years ending December 31,
From October 1, 2020 to December 31, 2020	$25,246
2021	130,512
2022	121,923
2023	107,047
2024	100,976
Thereafter	378,000
Total*	$863,704

* The above commitments include $443M of future expected contractual obligations to a media company as part of a multi-year content integration agreement.

Contingencies

From time to time, and in the ordinary course of business, the Company may be subject to certain claims, charges and litigation concerning matters arising in connection with the conduct of the Company’s business activities.

In Re: Daily Fantasy Sports Litigation (Multi-District Litigation)

Between late 2015 and early 2016, certain individuals who allegedly registered and competed in daily sports fantasy contests on our and FanDuel’s websites, and their family members, filed numerous actions (primarily purported class actions) against us, FanDuel, and other related parties in courts across the United States. In February 2016, these actions were consolidated in a multi-district litigation in the U.S. District Court for the District of Massachusetts. The plaintiffs asserted 27 claims arising under both state and federal law against the DFS defendants. The plaintiffs’ claims against us generally fall into four categories: (1) our online daily fantasy sports contests constitute illegal gambling; (2) we promulgated false or misleading advertisements that emphasized the ease of play and likelihood of winning; (3) we induced consumers to lose money through a deceptive bonus program; and (4) we allowed our employees to participate in competitors’ fantasy sports contests using non-public information, which gave such employees an unfair advantage over other contestants. The plaintiffs seek money damages, equitable relief, and disgorgement of gains against us. We intend to vigorously defend this case. We have established an accrual for this matter, but we cannot provide any assurance as to the outcome of this lawsuit.

Despite the potential for significant damages, we do not believe, based on currently available information, that the outcome of this proceeding will have a material adverse effect on DraftKings’ financial condition, although the outcome could be material to DraftKings’ operating results for any particular period, depending, in part, upon the operating results for such period.

1,000 Mass Arbitration Demands Filed by One Law Firm

On October 21, 2019, a law firm filed 1,000 “mass arbitrations” against us with the American Arbitration Association (“AAA”) on behalf of purported DraftKings users that assert claims similar to those in the multi-district litigation described above. After the law firm filed the 1,000 “mass arbitrations,” the AAA informed us in writing that it would close their files on, and decline to administer, the 1,000 “mass arbitrations” unless we waived two provisions in our terms of use and that the parties would then be free to bring their claims in court. We elected not to waive the subject terms of use provisions. On November 6, 2020 the law firm filed a complaint against DraftKings in Massachusetts Superior Court (Suffolk County), entitled Aaron Abramson, et al. v. DraftKings. In Abramson, the law firm is seeking, among other things, to compel arbitration against DraftKings on behalf of nine-hundred and ninety-nine (999) individuals.

We intend to vigorously defend all claims. If the claimants successfully compel arbitration and then obtain a judgment in their favor in these arbitrations, we could be subject to substantial damages and we could be restricted from offering DFS contests in certain states. Despite the potential for significant damages, we do not believe, based on currently available information, that the outcome of this proceeding will have a material adverse effect on DraftKings’ financial condition, although the outcome could be material to DraftKings’ operating results for any particular period, depending, in part, upon the operating results for such period. We cannot predict with any degree of certainty the outcome of Abramson or determine the extent of any potential liability or damages should the cases proceed to arbitration. We also cannot provide an estimate of the possible loss or range of loss.

Interactive Games LLC

On June 14, 2019, Interactive Games LLC (“IG”) filed suit against us in the U.S. District Court for the District of Delaware, alleging that our Daily Fantasy Sports product offering infringes two patents and our Sportsbook product offering infringes two additional patents. We intend to vigorously defend this case. In the event that a court ultimately determines that we are infringing the asserted patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to modify certain features that we currently offer. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages. We also cannot provide an estimate of the possible loss or range of loss.

Internal Revenue Service

We are currently under Internal Revenue Service audit for prior tax years, with the primary unresolved issues relating to excise taxation of fantasy sports contests and informational reporting and withholding. The final resolution of that audit, and other audits or litigation, may differ from the amounts recorded in these unaudited condensed consolidated financial statements and may materially affect our unaudited condensed consolidated financial statements in the period or periods in which that determination is made.

Letters of Credit

In connection with the Credit Agreement with Pacific Western Bank, the Company has entered into several letters of credit totaling $5,053 and $4,481 as of September 30, 2020 and December 31, 2019, respectively, for the Company’s leases of office space.

16.	Subsequent Events

The Company considers events or transactions that occur after the balance sheet date, but before the unaudited condensed consolidated financial statements are issued, to provide additional evidence relative to certain estimates or identify matters that require additional disclosures. The Company evaluated subsequent events through November 13, 2020, the date on which the unaudited condensed consolidated financial statements were available to be issued. The unaudited condensed consolidated financial statements reflect those material items that arose after the balance sheet date, but prior to this date that would be considered recognized subsequent events.

On October 9, 2020, the Company completed an underwritten public offering of 36,800 shares of its Class A common stock. Pursuant to the terms of the offering, DraftKings sold 20,800 shares of its Class A common stock (inclusive of the full exercise of the underwriters’ option to purchase 4,800 shares of Class A common stock) and certain selling stockholders of DraftKings sold 16,000 shares of Class A common stock, at a public offering price of $52.00 per share for a total offering size of $1,914,000. The Company received proceeds from the offering of approximately $1.06 billion (net of underwriting discounts and commissions). DraftKings did not receive any proceeds from the sale of Class A common stock offered by the selling stockholders.

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

•	our success in retaining or recruiting officers, key employees or directors;

•	factors relating to our business, operations and financial performance, including:

o	our ability to effectively compete in the global entertainment and gaming industries;

o	our ability to successfully acquire and integrate new operations;

o	our ability to obtain and maintain licenses with gaming authorities;

o	our inability to realize deferred tax assets and tax loss carryforwards;

•	market conditions and global and economic factors beyond our control, including the potential adverse effects of the ongoing global coronavirus (“COVID-19”) pandemic on capital markets, general economic conditions, unemployment and our liquidity, operations and personnel;

•	intense competition and competitive pressures from other companies worldwide in the industries in which we operate; and

•	litigation and the ability to adequately protect our intellectual property rights; and

•	our ability to raise financing in the future.

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

Our Business

We are a digital sports entertainment and gaming company. We provide users with daily fantasy sports (“DFS”), sports betting (“Sportsbook”) and online casino (“iGaming”) opportunities, and we are also involved in the design, development, and licensing of sports betting and casino gaming software for online and retail sportsbook and casino gaming products.

Our mission is to make life more exciting by responsibly creating the world’s favorite real-money games and betting experiences. We accomplish this by creating an environment where our users can find enjoyment and fulfillment through daily fantasy sports contests, sports betting and iGaming.

We have established a following among “skin-in-the-game” sports fans brought together by our robust daily fantasy sports technology platform that powers millions of contest entries in peer-to-peer competitions every week. We leverage our technology platform, the scale and density of our user base and insights from over four million cumulative unique paid users to continuously improve our analytics, marketing and technology to (a) continue to invest in our products and platform, (b) launch our product offerings in new geographies, (c) effectively integrate SBTech to form a vertically integrated business, (d) create replicable and predictable state-level unit economics in sports betting and iGaming and (e) expand our consumer offerings. For example, in 2013 we launched the first mobile app in daily fantasy sports, anticipating the behavioral shift of a user base that had historically relied on a desktop-only experience. Five years later, in August 2018, we launched the first mobile sportsbook in New Jersey and as of September 30, 2020, we offer our mobile sportsbook, iGaming or business-to-business (“B2B”) products in nine states as we continue to expand our geographic footprint.

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

B2B

Our B2B business is comprised of the entirety of the operations of SBTech (Global) Limited (“SBTech”), which we acquired on April 23, 2020. Our B2B segment’s principal activities involve the design and development of sports betting and casino gaming software. Our B2B services are delivered through our proprietary software, and our complementary service offerings include trading and risk management and support for reporting, customer management and regulatory reporting requirements. The operations of our B2B segment are concentrated mainly in Europe and Asia, with a growing presence in the United States.

Financial Highlights and Trends

The following table sets forth a summary of our financial results for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
(dollars in thousands)
Revenue (1)	$132,836	$67,014	$292,309	$192,496
Pro Forma Revenue (2)	132,836	93,318	321,279	269,259
Net Loss (1)	347,753	55,919	577,870	113,586
Pro Forma Net Loss (2)	347,753	62,624	589,091	140,579

Adjusted EBITDA (3)	(197,079)	(48,421)	(304,035)	(89,937)
Pro Forma Adjusted EBITDA (3)	(197,079)	(41,026)	(307,956)	(73,266)

(1)	Due to the timing of the Business Combination, the three-month period ended September 30, 2020 reflects B2B/SBTech activity for the entire period, the nine-month period ended September 30, 2020 reflects B2B/SBTech activity from April 24, 2020 onwards, and the three-month and nine-month periods ended September 30, 2019 do not reflect any B2B/SBTech activity.

(2)	Assumes that the Business Combination was consummated on January 1, 2019. See “—Comparability of Financial Information” below.

(3)	Adjusted EBITDA and Pro Forma Adjusted EBITDA are non-GAAP financial measures. See “—Non-GAAP Information” below for additional information about these measures and a reconciliation of these measures.

Revenue grew in the quarter ended September 30, 2020 compared to the quarter ended September 30, 2019, reflecting the quarter-on-quarter performance of our B2C segment as well as the acquisition of SBTech on April 23, 2020. The quarter-on-quarter performance of our B2C segment reflected:

•	an increase in DFS revenues due to the resumption of the NBA regular season and playoffs, as well as golf events moving into the third quarter due to COVID-19 scheduling changes, as discussed below;

•	the expansion of our Sportsbook product offering into several new states, offset by atypical hold rates from NFL wagering; and

•	the increased engagement with our iGaming product offering due to higher volume of play and the geographic expansion of the product offering to Pennsylvania in the second quarter of 2020 and West Virginia in the third quarter of 2020.

Revenue for the three-month period ended September 30, 2020 when compared to pro forma revenue for the three-month period ended September 30, 2019, which assumes the Business Combination (as defined below) was consummated on January 1, 2019, increased by $39.5 million in the quarter ended September 30, 2020 compared to the quarter ended September 30, 2019, mainly due to the performance of the B2C segment as discussed above.

For the nine months ended September 30, 2020, revenue grew by $99.8 million over the same period in the prior year, of which $44.1 million was attributable to the acquisition of SBTech and $55.7 million reflected the strong performance of our B2C product offerings in the first quarter prior to the outbreak of COVID-19, several new state launches for our Sportsbook and iGaming product offerings, as well as increased engagement with our iGaming product offering and an increase in DFS revenues in the third quarter of 2020 as discussed above.

Pro forma revenue increased by $52.0 million in the nine months ended September 30, 2020, compared to the same period in 2019, mainly reflecting the performance of our B2C segment, as discussed above.

Impact of COVID-19

The novel coronavirus (“COVID-19”) has adversely impacted global commercial activity and contributed to significant volatility in financial markets. The COVID-19 pandemic has disrupted global supply chains and adversely impacted many different industries for most of 2020. COVID-19 could have a continued material adverse impact on economic and market conditions and trigger a period of continued global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the extent and the duration of the economic impact of COVID-19. COVID-19 therefore presents material uncertainty and risk with respect to the Company and its performance and could affect the Company’s financial results in a materially adverse way.

The direct impact of COVID-19 on the business of DraftKings beyond disruptions to normal business operations in several offices primarily results from the suspension and cancellation of sports seasons and sporting events. During the July to September time period, major professional sports leagues including the NBA and the NHL resumed their seasons, MLB began its season after a three month delay, and the NFL season began as originally planned. The return of major sports and events, as well as the unique and concentrated sports calendar in this time period, generated significant user interest and activity in the Company’s Sportsbook and DFS product offerings. However, it remains possible that sports seasons and sporting events may be suspended or cancelled due to COVID-19 outbreaks. The suspension and alteration of sports seasons and sporting events earlier in the year reduced customers’ use of, and spending on, the Company’s Sportsbook and DFS product offerings and caused the Company to issue refunds for canceled events. Additionally, while retail casinos where the Company has branded sportsbooks and DFS have reopened, they continue to operate with reduced capacity. The Company’s revenues vary based on sports seasons and sporting events, and cancellations, suspensions or alterations resulting from COVID-19 are likely to adversely affect the Company’s revenue, possibly materially. However, the Company’s product offerings that do not rely on sports seasons and sporting events, such as iGaming, may partially offset this adverse impact on revenue. DraftKings is also innovating to generate more products that do not rely on traditional sports seasons and sporting events, for example, products that permit wagering and contests on events such as eSports, simulated NASCAR and League of Legends.

A significant or prolonged decrease in consumer spending on entertainment or leisure activities would likely adversely affect demand for the Company’s product offerings, reducing cash flows and revenues, and thereby materially harming our business, financial condition and results of operations. As steps taken to mitigate the spread of COVID-19 have necessitated a shift away from traditional office environment for many employees, the Company has business continuity programs in place to ensure that employees are safe and that the business continues to function while its employees work remotely.

Comparability of Financial Results

On April 23, 2020, we completed the business combination, by and among DEAC, Old DK and SBTech (the “Business Combination”). The Business Combination drove, among other things, increases of $10.7 million in property and equipment, $490.5 million in amortizable intangible assets and $470.9 million in goodwill at the acquisition date compared to our balance sheet as of December 31, 2019. The amortization of the acquired intangibles is expected to materially increase our consolidated cost of sales (and adversely affect our consolidated gross profit margins) for the foreseeable future. In addition, we became a public company listed on The Nasdaq Stock Market LLC as a result of the Business Combination and have had to hire personnel and incur costs that are necessary and customary for our operations as a public company, which has contributed to and is expected to continue contributing to higher general and administrative costs in the near term.

On July 7, 2020, we redeemed all of our outstanding public warrants that had not been exercised as of July 2, 2020, which resulted in the exercise of 17.6 million warrants for proceeds to us of $201.5 million and the redemption of 78,156 public warrants at a redemption price of $0.01 per warrant.

As a result of the Business Combination and related private placement, a public offering of Class A common stock in June 2020, and the exercise of warrants by our public warrant holders, we had cash on hand, excluding cash held on behalf of customers, of $1,140.9 million as of September 30, 2020, compared to $76.5 million as of December 31, 2019. In October 2020, we issued an additional 20.8 million shares of Class A common stock, inclusive of the full exercise of the underwriters’ option to purchase 4.8 million shares, and received proceeds of approximately $1.06 billion, net of underwriting discounts and commissions.

The following discussion includes our results of operations for the three and nine months ended September 30, 2020, which include the financial results of SBTech from April 24, 2020, the day following the completion of the Business Combination, through September 30, 2020. Accordingly, our consolidated results of operations for the three and nine months ended September 30, 2020 are not comparable to our consolidated results of operations for prior periods and may not be comparable with our consolidated results for future periods. Our B2C segment results, presented and discussed below, are comparable to DraftKings’ legacy operations and our reported consolidated results for prior periods.

To facilitate comparability between periods, we have included in this Report a supplemental discussion of our unaudited pro forma results of operations for the three and nine months ended September 30, 2020 compared with the three and nine months ended September 30, 2019. Those pro forma results were prepared giving effect to the Business Combination as if it had been consummated on January 1, 2019, and are based on estimates and assumptions, which we believe are reasonable and consistent with Article 11 of Regulation S-X.

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

Average Revenue per MUP (“ARPMUP”). ARPMUP is the average B2C segment revenue per MUP, and this key metric represents our ability to drive usage and monetization of our B2C product offerings. The charts below present our ARPMUP for the three and nine months ended September 30, 2020 and September 30, 2019, respectively:

Average Revenue per Monthly Unique Payer (in whole dollars)	Average Revenue per Monthly Unique Payer (in whole dollars)

We define and calculate ARPMUP as the average monthly B2C segment revenue for a reporting period, divided by MUPs (i.e., the average number of unique payers) for the same period.

The charts below present our MUPs for the three and nine months ended September 30, 2020 and September 30, 2019, respectively:

Average Monthly Unique Payers (in thousands)	Average Monthly Unique Payers (in thousands)

Our period-on-period increases in MUPs for the three and nine months ended September 30, 2020, compared to the same periods in 2019, reflect growth in DFS, the expansion of our Sportsbook and iGaming product offerings into new states, the unique sports calendar, pent-up demand, and the stay-at-home nature of COVID-19 which resulted in increased response rates to our advertising spending. ARPMUP decreased in the three months ended September 30, 2020, compared to the same period in 2019, due to atypical hold rates from NFL wagering and promotional spending, which were partially offset by increased engagement with our iGaming product offering. ARPMUP for the nine months ended September 30, 2020 increased, compared to the same period in 2019, as a result of increased engagement with our iGaming product offering as described above.

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

We define and calculate Adjusted EBITDA as net loss before the impact of interest income or expense, income tax expense or benefit, depreciation and amortization, and further adjusted for the following items: stock-based compensation, transaction-related costs, non-core litigation, settlement and related costs and certain other non-recurring, non-cash and non-core items, as described in the reconciliation below. We define and calculate Pro Forma Adjusted EBITDA as pro forma net loss (giving effect to the Business Combination as if it were consummated on January 1, 2019) before the impact of interest income or expense, income tax expense or benefit and depreciation and amortization, and further adjusted for the same items as Adjusted EBITDA.

We include these non-GAAP financial measures because they are used by management to evaluate our core operating performance and trends and to make strategic decisions regarding the allocation of capital and new investments. Adjusted EBITDA excludes certain expenses that are required in accordance with U.S. GAAP because they are non-recurring items (for example, in the case of transaction-related costs), non-cash expenditures (for example, in the case of depreciation, amortization, and stock-based compensation), or are not related to our underlying business performance (for example, in the case of interest income and expense and litigation settlement and related costs). Pro Forma Adjusted EBITDA excludes the same categories of expenses and is prepared to give effect to the Business Combination as if it occurred on January 1, 2019.

Adjusted EBITDA

The table below presents our Adjusted EBITDA reconciled to our net loss, the closest U.S. GAAP measure, for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
(dollars in thousands)
Net Loss	$(347,753)	$(55,919)	$(577,870)	$(113,586)
Adjusted for:
Depreciation and amortization (excluding acquired intangibles)	7,828	3,430	17,980	9,629
Amortization of acquired intangibles	18,767	–	31,987	–
Interest (income) expense, net	(686)	(277)	2,253	(1,364)
Income tax (benefit) expense	(13)	19	319	35
Stock-based compensation (1)	117,034	1,844	176,362	8,519
Transaction-related costs (2)	3,585	1,328	34,492	2,603
Litigation, settlement, and related costs (3)	2,419	710	5,771	2,411
Other non-recurring costs and special project costs (4)	1,645	444	4,291	1,816
Other non-operating costs	95	–	380	–
Adjusted EBITDA	$(197,079)	$(48,421)	$(304,035)	$(89,937)
Adjusted EBITDA by segment:
B2B	$4,376	$–	$854	$–
B2C	$(201,455)	$(48,421)	$(304,889)	$(89,937)

(1)	The amounts for the three and nine months ended September 30, 2020, primarily reflect stock-based compensation expenses resulting from the issuance of awards under long-term incentive plans and, for the nine months ended September 30, 2020, the issuance of our Class B shares (which have no economic or conversion rights) to our CEO.

(2)	Includes capital markets advisory, consulting, accounting and legal expenses related to evaluation, negotiation and integration costs incurred in connection with transactions and offerings, including the Business Combination. Also includes bonuses, paid in the second quarter of 2020, to certain employees in connection with the consummation of the Business Combination. In 2019, these costs related to exploratory acquisition activities.

(3)	Includes primarily external legal costs related to litigation and litigation settlement costs deemed unrelated to our core business operations.

(4)	Includes primarily consulting, advisory and other costs relating to non-recurring items and special projects, including, for the three and nine months ended September 30, 2019, the cost of our move to our new Boston headquarters, executive search costs and, for the three and nine months ended September 30, 2020, implementation of internal controls over financial reporting and tax advisory costs.

Pro Forma Adjusted EBITDA

The table below presents our Non-GAAP Pro Forma Adjusted EBITDA, with the exception of the three-month period ending September 30, 2020, which represents actual results, reconciled to our pro forma net loss, for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
(dollars in thousands)	Actual	Pro Forma	Pro Forma	Pro Forma
Net Loss	$(347,753)	$(62,624)	$(589,091)	$(140,579)
Adjusted for:
Depreciation and amortization (excluding acquired intangibles)	7,828	4,087	19,102	11,609
Amortization of acquired intangibles	18,767	17,857	54,150	54,134
Interest (income) expense, net	(686)	(497)	2,713	(1,330)
Income tax (benefit) expense	(13)	(4,312)	3,904	(13,036)
Stock-based compensation (1)	117,035	1,981	187,239	9,106
Transaction-related costs (2)	3,585	1,328	3,585	2,603
Litigation, settlement, and related costs (3)	2,419	710	5,771	2,411
Other non-recurring costs and special project costs (4)	1,645	444	4,291	1,816
Other non-operating costs	95	–	380	–
Pro forma Adjusted EBITDA	$(197,079)	$(41,026)	$(307,956)	$(73,266)

(1)	The amounts for the three and nine months ended September 30, 2020, primarily reflect stock-based compensation expenses resulting from the issuance of awards under long-term incentive plans and, for the nine months ended September 30, 2020, the issuance of our Class B shares (which have no economic or conversion rights) to our CEO, and $10.9 million due to the satisfaction of the performance condition, immediately prior to the consummation of the Business Combination, on stock-based compensation awards granted to SBTech employees in prior periods.

(2)	Includes capital markets advisory, consulting, accounting and legal expenses related to evaluation, negotiation and integration costs incurred in connection with transactions and offerings. The transaction costs related to the Business Combination described in footnote 2 to the preceding table have been eliminated in calculating our pro forma net income for the nine months ended September 30, 2020 pursuant to the principles of Article 11 of Regulation S-X. In 2019, these costs related to exploratory acquisition activities.

(3)	Includes primarily external legal costs related to litigation and litigation settlement costs deemed unrelated to our core business operations.

(4)	Includes primarily consulting, advisory and other costs relating to non-recurring items and special projects, including, for the three and nine months ended September 30, 2019, the cost of our move to our new Boston headquarters, executive search costs and, for the three and nine months ended September 30, 2020, implementation of internal controls over financial reporting and tax advisory costs.

Results of Operations

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

The following table sets forth a summary of our consolidated results of operations for the interim periods indicated, and the changes between periods.

	Three months ended September 30,
	2020	2019	$ Change	% Change
(in thousands, except percentages)
Revenue	$132,836	$67,014	$65,822	98.2%
Cost of revenue	(96,569)	(25,332)	(71,237)	281.2%
Sales and marketing	(203,339)	(58,351)	(144,988)	248.5%
General and administrative	(127,376)	(25,185)	(102,191)	405.8%
Product and technology	(53,909)	(14,323)	(39,586)	276.4%
Loss from operations	(348,357)	(56,177)	(292,180)	520.1%
Interest income (expense), net	686	277	409	147.8%
Loss before income tax expense	(347,671)	(55,900)	(291,771)	522.0%
Income tax benefit (expense)	13	(19)	32	-170.6%
Loss from equity method investment	(95)	–	(95)	n.m.
Net Loss	$(347,753)	$(55,919)	$(291,834)	521.9%

n.m. = not meaningful

Revenue. Revenue increased $65.8 million, or 98.2%, to $132.8 million in the three months ended September 30, 2020 from $67.0 million in the three months ended September 30, 2019. The increase was partially attributable to $29.2 million in revenue from SBTech, which we acquired on April 23, 2020, and which now comprises our B2B segment.

Excluding the impact of the SBTech Acquisition, revenue would have increased by $36.6 million in the three months ended September 30, 2020, reflecting the performance of our B2C segment, where DFS revenues increased due to the NBA playoffs, NHL playoffs, and U.S. Open (golf) Championship moving from the second quarter to the third quarter due to COVID-19 scheduling changes. Additionally, we had increased engagement with our iGaming product offering, driven by higher volume of play and the geographic expansion of the product offering to Pennsylvania in May 2020 and West Virginia in July 2020. Quarter-on-quarter, MUPs for our B2C segment increased by 64.5%, reflecting growth in DFS, the expansion of our Sportsbook and iGaming product offerings into several new states, as well as the unique sports calendar, pent-up demand, and the stay-at-home nature of COVID, which resulted in increased response rates to our advertising spending. ARPMUP for our B2C segment decreased by 6.0% due to atypical hold rates from NFL wagering and promotional spending, which were partially offset by increased engagement with our iGaming product offering.

Cost of Revenue.  Cost of revenue increased by $71.2 million, or 281.2%, to $96.6 million in the three months ended September 30, 2020 from $25.3 million in the three months ended September 30, 2019. Of this increase, $27.9 million was attributable to SBTech, including $18.8 million in amortization of acquired intangibles.

Excluding the impact of the SBTech Acquisition, the cost of revenue increase would have been $43.3 million in the three months ended September 30, 2020, reflecting the expanded product and geographic footprint of our B2C segment (including launches in Indiana, Pennsylvania, New Hampshire, Iowa, Colorado, and Illinois, all after October 1, 2019). Of this increase, $21.4 million was attributable to product taxes primarily related to higher Sportsbook and iGaming revenue due to expansion into new states and growth in existing states. The remainder of the increase was driven mainly by a $10.0 million increase in platform costs, a $9.8 million increase in processing fees (which generally scale with deposit and withdrawal volumes), and modestly higher revenue share payments reflecting our expansion into new states. B2C segment cost of revenue as a percentage of B2C revenue increased by 28.4 percentage points to 66.2% in the three months ended September 30, 2020 from 37.8% in the three months ended September 30, 2019, reflecting our changed revenue mix and investment in new geographies. In general, our iGaming and Sportsbook product offerings produce revenue at a higher cost per revenue dollar relative to our DFS offering.

Sales and Marketing.  Sales and marketing expense increased by $145.0 million, or 248.5%, to $203.3 million in the three months ended September 30, 2020 from $58.4 million in the three months ended September 30, 2019, of which $1.6 million was attributable to SBTech. Excluding the impact of the SBTech Acquisition, the increase was $143.4 million and was primarily due to higher advertising spending to increase awareness and user acquisition for our Sportsbook and iGaming offerings, particularly in newly launched states, advertising spending related to the resumption of major sports such as MLB, the NBA and the NHL in July and August and the beginning of the NFL season, and an $11.5 million increase in stock-based compensation expense.

General and Administrative.  General and administrative expense increased by $102.2 million, or 405.8%, to $127.4 million in the three months ended September 30, 2020 from $25.2 million in the three months ended September 30, 2019. Of this increase, $4.6 million was attributable to SBTech and $80.6 million was attributable to stock-based compensation expense from the issuance of awards granted under our long-term incentive plans. Excluding the impact of the acquisition of SBTech and the stock-based compensation awards, the increase would have been $17.0 million, or 67.5%, mainly due to an increase in personnel costs, reflecting headcount growth, including new hires to support our operations as a public company.

Product and Technology.  Product and technology expense increased by $39.6 million, or 276.4%, to $53.9 million in the three months ended September 30, 2020 from $14.3 million in the three months ended September 30, 2019, of which $14.4 million was attributable to SBTech. Excluding the impact of the acquisition of SBTech, the increase would have been $25.2 million and primarily reflects a $19.8 million increase in stock-based compensation expense from the issuance of awards under our long-term incentive plans, as well as additions to our product operations and engineering headcount in our B2C segment.

Interest Income (Expense). Interest income was $0.7 million in the three months ended September 30, 2020 compared to interest income of $0.3 million in the three months ended September 30, 2019.

Net Loss.  Net loss increased by $291.8 million to $347.8 million in the three months ended September 30, 2020 from $55.9 million in the three months ended September 30, 2019, for the reasons discussed above.

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

The following table sets forth a summary of our consolidated results of operations for the interim periods indicated, and the changes between periods.

	Nine months ended September 30,
	2020	2019	$ Change	% Change
(in thousands, except percentages)
Revenue	$292,309	$192,496	$99,813	51.9%
Cost of revenue	(187,315)	(64,718)	(122,597)	189.4%
Sales and marketing	(303,233)	(124,867)	(178,366)	142.8%
General and administrative	(274,180)	(78,181)	(195,999)	250.7%
Product and technology	(102,499)	(39,645)	(62,854)	158.5%
Loss from operations	(574,918)	(114,915)	(460,003)	400.3%
Interest income (expense), net	(2,253)	1,364	(3,617)	-265.2%
Loss before income tax expense	(577,171)	(113,551)	(463,620)	408.3%
Income tax benefit (expense)	(319)	(35)	(284)	810.3%
Loss from equity method investment	(380)	–	(380)	n.m.
Net Loss	$(577,870)	$(113,586)	$(464,284)	408.8%

n.m. = not meaningful

Revenue. Revenue increased by $99.8 million, or 51.9%, to $292.3 million in the nine months ended September 30, 2020 from $192.5 million in the nine months ended September 30, 2019. Of this increase, $44.1 million was attributable to revenue from SBTech, our new B2B segment.

Excluding the impact of the acquisition of SBTech, revenue would have increased by approximately $55.7 million in the nine months ended September 30, 2020, reflecting the performance of our B2C segment. The increase was attributable to the rapid growth of our B2C operations prior to the outbreak of COVID-19. Prior to March 11, 2020, our net revenue was up approximately 60% year-over-year, reflecting the launch of our online Sportsbook offering in Indiana, New Hampshire, Pennsylvania and West Virginia in the third and fourth quarters of 2019, and Iowa in the first quarter of 2020. Revenue declined in mid-March 2020 due to the suspension and cancellation of sports seasons and sporting events. Revenue growth resumed towards the end of the second quarter and in the third quarter when many of these seasons and events returned. Revenue growth also reflected the launch of our Sportsbook and iGaming product offerings in several new states. Period-on-period, MUPs for our B2C segment increased by 20.1% while ARPMUP increased by 7.3%.

Cost of Revenue.  Cost of revenue increased by $122.6 million, or 189.4%, to $187.3 million in the nine months ended September 30, 2020 from $64.7 million in the nine months ended September 30, 2019. Of this increase, $46.9 million was attributable to SBTech, including $32.0 million attributable to amortization of acquired intangibles.

Excluding the impact of the SBTech Acquisition, the increase would have been $75.7 million in the nine months ended September 30, 2020, reflecting the expanded product and geographic footprint of our B2C segment. Product taxes accounted for $35.9 million of the increase due to expansion into new states and growth in existing states. Platform costs and revenue share arrangements contributed another $17.6 million and $7.4 million, respectively, of the increase, reflecting our expanded footprint and increased customer engagement. Processing fees increased $13.0 million, in line with the period-over-period increase in customer deposits. B2C segment cost of revenue as a percentage of B2C revenue increased by 23.0 percentage points to 56.6% in the nine months ended September 30, 2020 from 33.6% in the nine months ended September 30, 2019, mainly due to a change in revenue mix towards products with higher cost of revenue, investment in new geographies, and the adverse revenue impact of COVID-19 in the second quarter of 2020. In general, our iGaming and Sportsbook product offerings produce revenue at a higher cost per revenue dollar relative to our DFS offering.

Sales and Marketing. Sales and marketing expense increased by $178.4 million, or 142.8%, to $303.2 million in the nine months ended September 30, 2020 from $124.9 million in the nine months ended September 30, 2019. Our B2C segment accounted for substantially all of this increase, reflecting higher advertising and marketing spend to increase awareness and user acquisition for our Sportsbook and iGaming offerings, particularly in newly launched states, higher headcount, marketing technology and support costs, and a $14.4 million increase in stock-based compensation expense As discussed above, while we decreased our advertising spending upon the outbreak of COVID-19 in mid-March of 2020, we increased advertising and customer acquisition marketing spending in May 2020 and onwards as sports began to return.

General and Administrative.  General and administrative expense increased by $196.0 million, or 250.7%, to $274.2 million in the nine months ended September 30, 2020 from $78.2 million in the nine months ended September 30, 2019. Of this increase, $8.5 million was attributable to SBTech. Excluding the impact of the SBTech Acquisition, the increase would have been $187.5 million, driven by a $125.3 million increase in stock-based compensation expense, as discussed above, and $34.5 million in transaction costs, including transaction-related employee bonuses. Headcount growth and additions to our estimated contingent liability for indirect taxes also contributed to the increase.

Product and Technology.  Product and technology expense increased by $62.9 million, or 158.5%, to $102.5 million in the nine months ended September 30, 2020 from $39.6 million in the nine months ended September 30, 2019. Of this increase, $23.1 million was attributable to SBTech. Excluding the impact of the SBTech Acquisition, the increase would have been $39.8 million driven by a $24.5 million increase in stock-based compensation expense, as discussed above, and an increase in product operations and engineering headcount in our B2C segment.

Interest Income (Expense). Interest expense was $2.3 million in the nine months ended September 30, 2020 compared to interest income of $1.4 million in the nine months ended September 30, 2019.

Net Loss. Net loss increased by $464.3 million to $577.9 million in the nine months ended September 30, 2020 from $113.6 million in the nine months ended September 30, 2019, for the reasons discussed above.

Results of Operations for the Three Months Ended September 30, 2020 Compared to the Supplemental Unaudited Pro Forma Results of Operations for the Three Months Ended September 30, 2019

Set forth below are our results of operations for the three months ended September 30, 2020 compared with the pro forma results of operations for the three months ended September 30, 2019. These pro forma results assume that the Business Combination, including our acquisition of SBTech, which comprises the entirety of our new B2B segment, occurred on January 1, 2019 and are based on estimates and assumptions which we believe are reasonable. They are not the results that would have been realized had the Business Combination actually occurred on January 1, 2019 and are not indicative of our consolidated results of operations for future periods.

	Three months ended September 30,
	2020	2019	$ Change	% Change
(in thousands, except percentages)	Actual	Pro Forma
Revenue	$132,836	$93,318	$39,518	42.3%
Cost of revenue	(96,569)	(49,295)	(47,274)	95.9%
Sales and marketing	(203,339)	(59,804)	(143,535)	240.0%
General and administrative	(127,376)	(27,698)	(99,678)	359.9%
Product and technology	(53,909)	(23,954)	(29,955)	125.1%
Loss from operations	(348,357)	(67,433)	(280,924)	416.6%
Interest income (expense), net	686	497	189	38.1%
Loss before income tax expense	(347,671)	(66,936)	(280,735)	419.4%
Income tax benefit (expense)	13	4,312	(4,299)	-99.7%
Loss from equity method investment	(95)	–	(95)	n.m.
Net Loss	$(347,753)	$(62,624)	$(285,129)	455.3%

n.m. = not meaningful

Revenue. Revenue increased by $39.5 million, or 42.3%, to $132.8 million in the three months ended September 30, 2020 from pro forma revenue of $93.3 million in the three months ended September 30, 2019. Of this increase, $36.6 million was attributable to the performance of our B2C segment, as discussed above.

Cost of Revenue.  Cost of revenue increased by $47.3 million, or 95.9%, to $96.6 million in the three months ended September 30, 2020 from pro forma cost of revenue of $49.3 million in the three months ended September 30, 2019. Of this increase, $43.3 million was attributable to the performance of our B2C segment, as discussed above. The remaining $4.0 million of the increase was attributable to the pro forma performance of our B2B segment as SBTech had higher costs related to data providers as well as higher amortization of intangible assets.

Sales and Marketing.  Sales and marketing expense increased by $143.5 million, or 240.0%, to $203.3 million in the three months ended September 30, 2020 from pro forma sales and marketing expense of $59.8 million in the three months ended September 30, 2019. Substantially all of the increase was attributable to the performance of our B2C segment, as discussed above. Our B2B segment sales and marketing costs remained relatively steady between periods, reflecting a modest headcount increase that was offset by a substantial decrease in conferences and other marketing spending following the outbreak of COVID-19.

General and Administrative.  General and administrative expense increased by $99.7 million, or 359.9%, to $127.4 million in the three months ended September 30, 2020 from pro forma general and administrative expense of $27.7 million in the three months ended September 30, 2019. Of this increase, $97.6 million was attributable to the performance of our B2C segment, as discussed above. B2B segment pro forma general and administrative expense increased by $2.1 million, mainly reflecting an increase in stock-based compensation awards and increased headcount.

Product and Technology.  Product and technology expense increased by $30.0 million, or 125.1%, to $53.9 million in the three months ended September 30, 2020 from pro forma product and technology expense of $24.0 million in the three months ended September 30, 2019. Of this increase, $25.2 million was attributable to the performance of our B2C segment, as discussed above. The remaining increase was attributable to the pro forma performance of the B2B segment, driven mainly by an increase in stock-based compensation awards and increased headcount.

Interest Income (Expense). Interest income was $0.7 million in the three months ended September 30, 2020 compared to pro forma interest income of $0.5 million in the three months ended September 30, 2019.

Net Loss.  Net loss increased by $285.1 million to $347.8 million in the three months ended September 30, 2020 from pro forma net loss of $62.6 million in the three months ended September 30, 2019, for the reasons discussed above.

Supplemental Unaudited Pro Forma Results for the Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

Set forth below are our pro forma results of operations for the nine months ended September 30, 2020 compared with the nine months ended September 30, 2019. These pro forma results assume that the Business Combination, including our acquisition of SBTech, which comprises the entirety of our new B2B segment, occurred on January 1, 2019 and are based on estimates and assumptions, which we believe are reasonable. They are not the results that would have been realized had the Business Combination actually occurred on January 1, 2019 and are not indicative of our consolidated results of operations for future periods.

	Nine months ended September 30,
Pro Forma Information	2020	2019	$ Change	% Change
(in thousands, except percentages)
Revenue	$321,279	$269,259	$52,020	19.3%
Cost of revenue	(218,177)	(137,208)	(80,969)	59.0%
Sales and marketing	(307,530)	(131,789)	(175,741)	133.4%
General and administrative	(257,596)	(88,015)	(169,581)	192.7%
Product and technology	(120,070)	(67,192)	(52,878)	78.7%
Loss from operations	(582,094)	(154,945)	(427,149)	275.7%
Interest income (expense), net	(2,713)	1,330	(4,043)	-304.0%
Loss before income tax expense	(584,807)	(153,615)	431,192	280.7%
Income tax benefit (expense)	(3,904)	13,036	(16,940)	-129.9%
Loss from equity method investment	(380)	–	(380)	n.m.
Net Loss	$(589,091)	(140,579)	(448,512)	319.0%

n.m. = not meaningful

Revenue. Pro forma revenue increased by $52.0 million, or 19.3%, to $321.3 million in the nine months ended September 30, 2020 from $269.3 million in the nine months ended September 30, 2019. Our B2C segment contributed a $55.7 million pro forma revenue increase as discussed above, partially offset by a $3.7 million pro forma revenue decrease from our B2B segment, reflecting the suspension and cancellation of sports seasons and sporting events due to COVID-19.

Cost of Revenue. Pro forma cost of revenue increased by $81.0 million, or 59.0%, to $218.2 million in the nine months ended September 30, 2020 from $137.2 million in the nine months ended September 30, 2019. Of this increase, $75.7 million was attributable to the performance of our B2C segment, as described above. The remaining $5.3 million of the increase was attributable to the pro forma performance of the B2B segment, driven by higher data provider and amortization costs.

Sales and Marketing. Pro forma sales and marketing expense increased by $175.7 million, or 133.4%, to $307.5 million in the nine months ended September 30, 2020 from $131.8 million in the nine months ended September 30, 2019. Substantially all of the increase was attributable to the performance of our B2C segment, as discussed above. Our B2B pro forma segment sales and marketing costs remained steady between periods, reflecting a modest headcount increase that was offset by a substantial decrease in conferences and other marketing spending following the outbreak of COVID-19.

General and Administrative. Pro forma general and administrative expense increased by $169.6 million, or 192.7%, to $257.6 million in the nine months ended September 30, 2020 from $88.0 million in the nine months ended September 30, 2019. Pro forma general and administrative expense excludes approximately $30.9 million in transaction costs related to the Business Combination, including transaction-related bonuses, pursuant to the principles of Article 11 of Regulation S-X, which are included in our consolidated results of operations for the nine months ended September 30, 2020 discussed above. Most of the increase was related to higher stock-based compensation and B2C segment headcount additions, as discussed above. B2B segment pro forma general and administrative expense increased by $13.0 million, mainly reflecting the satisfaction of the performance condition, immediately prior to the consummation of the Business Combination, on stock-based compensation awards in the amount of $7.3 million, increased headcount, bad debt expense related to the insolvency of two customers and costs related to the remediation of a cybersecurity incident.

Product and Technology. Pro forma product and technology expense increased by $52.9 million, or 78.7%, to $120.1 million in the nine months ended September 30, 2020 from $67.2 million in the nine months ended September 30, 2019. Of this increase, $39.8 million was attributable to the performance of our B2C segment, as discussed above. The remainder of the increase was attributable to the pro forma performance of the B2B segment, driven mainly by product operations and engineering headcount additions, reflecting growth plans and the launch of new operations in the United States, as well as the satisfaction of the performance condition on stock-based compensation awards previously granted to SBTech employees.

Interest Income (Expense). Pro forma interest expense was $2.7 million in the nine months ended September 30, 2020 compared to pro forma interest income of $1.3 million in the nine months ended September 30, 2019.

Net Loss. Pro forma net loss increased by $448.5 million to $589.1 million in the nine months ended September 30, 2020 from $140.6 million in the nine months ended September 30, 2019, for the reasons discussed above.

Liquidity and Capital Resources

We had $1,140.9 million in cash and cash equivalents as of September 30, 2020 (excluding player cash, which we segregate from our operating cash balances on behalf of our paid users for all jurisdiction and products). We believe our cash on hand is sufficient to meet our current working capital and capital expenditure requirements for a period of at least twelve months from the date of this filing, irrespective of the continuing impact of COVID-19.

Debt

We had no debt outstanding as of September 30, 2020. We have a revolving credit facility with Pacific Western Bank with a current limit of $60.0 million. The facility is scheduled to mature on March 1, 2022. As of September 30, 2020, $5.1 million of the amount available under the facility was applied to the issuance of letters of credit in connection with our office leases. $54.9 million was available for borrowing under the revolving credit facility as of the date of this Report.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine months ended September 30,
	2020	2019
(dollars in thousands)
Net cash provided by (used in) operating activities	$(241,291)	$(63,634)
Net cash provided by (used in) investing activities	(211,633)	(26,408)
Net cash provided by (used in) financing activities	1,515,940	8,149
Effect of foreign exchange rates on cash and cash equivalents	1,358	–
Net increase in cash and cash equivalents	1,064,374	(81,893)
Cash and cash equivalents at beginning of period	76,533	117,908
Cash and cash equivalents at end of period	$1,140,907	$36,015

Operating Activities. Our cash used in operating activities includes the impact of changes in cash reserved for users, user cash receivables and liabilities to users. Cash reserved for users is comprised of deposits by our users. We treat this cash as the property of our users and segregate it from our operating cash balances. When we receive a user deposit, we record it as cash reserved for users on our balance sheet. In certain cases, a payment processor may delay the remittance of deposits to us for risk management or other reasons, in which case we grant our users access to those funds and record the deposits as a receivable reserved for users. The sum of the changes in cash reserved for users, and changes in receivables reserved for users, are approximately equal to the change in liabilities owed to users for any given period. While on deposit with us, cash reserved for users earns interest, which is recorded as interest income on our income statement and is included in our operating cash flows. This interest income has not been material to date.

Net cash used in operating activities in the nine months ended September 30, 2020 was $241.3 million, compared to $63.6 million in the nine months ended September 30, 2019, mainly reflecting our $464.3 million higher net loss, for the reasons discussed above, net of non-cash cost items, and changes in operating working capital. Non-cash cost items increased $208.5 million period-over-period, driven by an increase in stock-based compensation expense of $167.8 million and amortization of acquired intangibles of $40.3 million.

Investing Activities. Net cash used in investing activities during the nine months ended September 30, 2020 increased by $185.2 million to $211.6 million from $26.4 million during the same period in 2019, mainly reflecting the cash portion of consideration paid to SBTech shareholders, net of cash acquired, in connection with the Business Combination.

Financing Activities. Net cash provided by financing activities during the nine months ended September 30, 2020 increased by $1,507.8 million to $1,515.9 million from $8.1 million during the same period in 2019. The increase was driven by $668.0 million related to the recapitalization of DEAC shares and net proceeds of $201.5 million related to the exercise of our public warrants, which became exercisable following the Business Combination, and net proceeds of approximately $620.8 million received in connection with our public offering in June 2020, as discussed above. Comparable activities were not undertaken in the nine months ended September 30, 2019.

Commitments and Contingencies

As of September 30, 2020, we had contingencies for various indirect operating taxes amounting to $43.8 million. Refer to Note 15 of our unaudited condensed consolidated financial statements included elsewhere in this Report for a summary of our commitments as of September 30, 2020.

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

We regularly review our contingencies to determine whether the likelihood of loss is probable and to assess whether a reasonable estimate of the loss can be made. Determination of whether a loss estimate can be made is a complex undertaking that considers the judgement of management, third-party research, the prospect of negotiation and interpretations by regulators and courts, among other information. When a loss is determined to be probable, as that term is defined under U.S. GAAP, and the amount of the loss can be reasonably estimated, an estimated contingent liability is recorded. We continually reevaluate our indirect tax and other positions for appropriateness.

Goodwill

Goodwill is tested for impairment at the reporting unit level, which is the same or one level below an operating segment. In accordance with ASC Topic 350 Intangibles - Goodwill and Other, our business is classified into three reporting units: B2C (i.e., DFS, iGaming, Online Sportsbook, and Retail Sportsbook), Media and B2B. As of September 30, 2020, we recorded goodwill of $486.3 million, of which $353.1 million was allocated to our B2C reporting unit, on account of the prospective cost synergies of the transaction, and $133.2 million was allocated to our B2B reporting unit. Of the total goodwill recorded on our balance sheet, $481.6 million was attributable to the Business Combination consummated on April 23, 2020, including of $470.9 million at acquisition date and $10.7 million related to the cumulative translation adjustment as of September 30, 2020. We review and evaluate our goodwill and indefinite life intangible assets for potential impairment at a minimum annually, in the fourth quarter, or more frequently if circumstances indicate that impairment is possible.

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

The SBTech Acquisition is accounted for under ASC 805. Pursuant to ASC 805, Old DK was determined to be the accounting acquirer. Refer to Note 3 “Business Combination” of our unaudited condensed consolidated financial statements included elsewhere in this Report for more information. In accordance with the acquisition method, we recorded the fair value of assets acquired and liabilities assumed from SBTech. The allocation of the consideration to the assets acquired and liabilities assumed is based on various estimates. As of September 30, 2020, we performed our preliminary purchase price allocations. We continue to evaluate the fair value of the acquired assets, liabilities and goodwill. As such, these estimates are subject to change within the respective measurement period, which will not extend beyond one year from the acquisition date (April 23, 2021). Any adjustments will be recognized in the reporting period in which the adjustment amounts are determined.

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

Stock-based compensation expense is measured based on the grant-date fair value of the stock-based awards and is recognized over the requisite service period of the awards. We use the Black-Scholes option pricing model to estimate the grant-date fair value of grants. Following the Business Combination, the fair value of our Class A common stock is now determined based on the quoted market price. Prior to the Business Combination, our management and board of directors considered various objectives and subjective factors to determine the fair value of Old DK’s common stock as of each grant date, including the value determined by a third-party valuation firm. These factors included, among other things, financial performance, capital structure, forecasted operating results and market performance analyses of similar companies in our industry. The Black-Scholes model requires management to make a number of key assumptions, including expected volatility, expected term, risk-free interest rate and expected dividends. The expected term represents the period of time that the options are expected to be outstanding and is estimated using the midpoint between the requisite service period and the contractual term of the option. The risk-free interest rate is estimated using the rate of return on U.S. treasury notes with a life that approximates the expected term. For the three and nine months ended September 30, 2020, we recorded $117.0 million and $176.4 million, respectively, of stock-based compensation expense.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have in the past and may in the future be exposed to certain market risks, including interest rate, foreign currency exchange and financial instrument risks, in the ordinary course of business.

Foreign Currency Exchange Risk

As a result of the Business Combination, we are exposed to foreign currency exchange risk related to our transactions and our translation of subsidiaries’ balances that are denominated in currencies other than the U.S. dollar, our functional currency. We are required to translate a significant portion of our B2B segment results from Euros, the functional currency of most of SBTech’s non-U.S. subsidiaries, to U.S. dollars, our functional currency. SBTech was consolidated in our results only from April 24, 2020, and consequently our exposure to these risks was not material in the first nine months of 2020. However, we expect it to increase in future periods. We seek to naturally hedge our foreign exchange transaction exposure by matching the transaction currencies for our cash inflows and outflows. Currently, we do not otherwise hedge our foreign exchange transaction or translation exposure but may consider doing so in the future.

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

For certain cases described on the following pages, management is unable to provide a meaningful estimate of the possible loss or range of possible loss because, among other reasons: (i) the proceedings are in various stages; (ii) damages have not been sought; (iii) damages are unsupported and/or exaggerated; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; and/or (vi) there are novel legal issues or unsettled legal theories to be presented or a large number of parties involved. For these cases, however, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material adverse effect on our financial condition, though the outcomes could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.

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

We intend to vigorously defend this case. If the plaintiffs were to obtain a judgment in their favor in this lawsuit, we could be subject to substantial damages and we may have to withdraw our DFS operations in certain states. We have established an accrual for this matter, but we cannot provide any assurance as to the outcome of this lawsuit.

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

On November 6, 2020, the same law firm filed a complaint against DraftKings in Massachusetts Superior Court (Suffolk County), entitled Aaron Abramson, et al. v. DraftKings. In Abramson, the same law firm is seeking, among other things, to compel arbitration against DraftKings on behalf of nine-hundred and ninety-nine (999) individuals.

We intend to vigorously defend all claims. If the claimants successfully compel arbitration and then obtain a judgment in their favor in these arbitrations, we could be subject to substantial damages and we could be restricted from offering DFS contests in certain states. We cannot predict with any degree of certainty the outcome Abramson or of the arbitrations (if such arbitrations are compelled).

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

On May 24, 2018, the Texas Attorney General answered the complaint filed in Travis County, Texas.

FanDuel filed a petition in intervention on August 24, 2018, seeking essentially the same relief as DraftKings seeks. The Court entered an updated scheduling order setting the case for a non-jury trial on April 20, 2021. The parties subsequently filed an agreed motion to extend the scheduling order seeking, among other things, to change the non-jury trial date to August 30, 2021.

We intend to vigorously pursue our claims. In the event a court ultimately determines that daily fantasy sports contests violate Texas law, that determination could cause financial harm to us and loss of business in Texas.

CG Technology Development, LLC; Interactive Games Limited; and Interactive Games LLC

On April 7, 2016, CG Technology Development, LLC, Interactive Games Limited, and Interactive Games LLC (collectively, “CG”) filed suit against us in the U.S. District Court for the District of Nevada. After filing an Amended Complaint, CG alleges that our Daily Fantasy Sports product offering infringed 10 patents: (1) U.S. Patent No. 6,884,166 (the “166 Patent”), which is entitled “System and method for establishing a wager for a gaming application”; (2) U.S. Patent No. 6,899,628 (the “628 Patent”), which is entitled “System and method for providing game event management to a user of a gaming application”; (3) U.S. Patent No. 7,029,394 (the “394 Patent”), which is entitled “System and method for generating statistics for a user of a gaming application”; (4) U.S. Patent No. 7,534,169 (the “169 Patent”), which is entitled “System and method for wireless gaming system with user profiles”; (5) U.S. Patent No. 8,342,924 (the “924 Patent”), which is entitled “System and method for providing enhanced services to a user of a gaming application”; (6) U.S. Patent No. 8,641,511 (the “511 Patent”), which is entitled “Real-time interactive wagering on event outcomes”; (7) U.S. Patent No. 9,111,417 (the “417 Patent”), which is entitled “System and method for providing enhanced services to a user of a gaming application”; (8) U.S. Patent No. 9,306,952 (the “952 Patent”), which is entitled “System and method for wireless gaming with location determination”; (9) U.S. Patent No. 9,355,518 (the “518 Patent”), which is entitled “Gaming system with location determination”; and (10) U.S. Patent No. RE39,818 (the “818 Patent”), which is entitled “Personalized wireless video game system” (collectively, the “CG Patents”).

We filed a Motion to Dismiss the Amended Complaint and, on December 12, 2016, the Nevada trial court dismissed the allegations for seven (the 924, 628, 394, 417, 169, 511 and 166 Patents) out of the 10 patents under 35 U.S.C. Section 101 because those seven patents are directed to non-patentable subject matter.

Between March and June 2017, we filed petitions for inter partes review (“IPRs”) with the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office (“PTAB”) challenging the validity of select claims of each of the three remaining asserted patents - the 818, 952 and 518 Patents. All challenged claims of these three patents were found to be unpatentable by the PTAB. CG appealed the PTAB decisions to the U.S. Court of Appeals for the Federal Circuit with respect to all three patents. On May 14, 2019, CG voluntarily dismissed its appeal of the PTAB’s unpatentability decision for the 952 Patent. The remaining appeals were fully briefed. In December 2019 and February 2020, the Federal Circuit upheld the unpatentability of the 818 Patent and the 518 Patent, respectively. In the interim, on July 27, 2017, the Nevada trial court issued an order transferring the case against us to the U.S. District Court for the District of Delaware.

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

The following represents a material change to the risk factors disclosed in our Definitive Proxy Statement:

Reductions in discretionary consumer spending could have an adverse effect on our business, financial condition, results of operations and prospects.

Our business is particularly sensitive to reductions from time to time in discretionary consumer spending. Demand for entertainment and leisure activities, including gaming, can be affected by changes in the economy and consumer tastes, both of which are difficult to predict and beyond our control. Unfavorable changes in general economic conditions, including recessions, economic slowdowns, sustained high levels of unemployment, and rising prices or the perception by consumers of weak or weakening economic conditions, may reduce our users’ disposable income or result in fewer individuals engaging in entertainment and leisure activities, such as daily fantasy sports, sports betting and iGaming. As a result, we cannot ensure that demand for our offerings will remain constant. Adverse developments affecting economies throughout the world, including a general tightening of availability of credit, decreased liquidity in certain financial markets, increased interest rates, foreign exchange fluctuations, increased energy costs, acts of war or terrorism, transportation disruptions, natural disasters, declining consumer confidence, sustained high levels of unemployment or significant declines in stock markets, as well as concerns regarding pandemics, epidemics and the spread of contagious diseases, could lead to a further reduction in discretionary spending on leisure activities, such as daily fantasy sports and gaming.

For example, the outbreak of COVID-19, a virus originating in China causing potentially deadly respiratory tract infections, has negatively affected economic conditions regionally as well as globally, and has caused a reduction in consumer spending. Efforts to contain the effect of the virus have included travel restrictions and restrictions on public gatherings. Many businesses have eliminated non-essential travel and canceled in-person events to reduce instances of employees and others being exposed to large public gatherings, and state and local governments across the United States have restricted business activities and strongly encouraged, instituted orders or otherwise restricted individuals from leaving their home.

The direct impact on our business beyond disruptions in normal business operations in several of our offices has been primarily through the suspension, postponement and cancellation of major sports and sporting events. Although many major sports seasons and sporting events have recommenced in recent months, COVID-19 could have a continued material adverse impact on economic and market conditions and trigger a period of continued global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate impact of COVID-19, which remains a material uncertainty and risk with respect to DraftKings, our performance, and our financial results and could adversely affect our financial results. In particular, these changes have reduced customers’ use of, and spending on, our product offerings, and have caused us to issue refunds for canceled events, and some retail casinos where we have a branded sportsbooks and DFS remain closed or have reduced their capacity. Cancellation of March Madness, delay in the MLB season, truncated NBA playoffs, and other events affected by COVID-19 has had an adverse impact on our revenue. Our revenue continues to depend on major sports seasons and sporting events, and we may not generate as much revenue as we would have without the cancellation or postponements in the wake of COVID-19. If a large number of our employees and/or a subset of our key employees and executives are impacted by COVID-19, our ability to continue to operate effectively may be negatively impacted. The ultimate severity of the coronavirus outbreak is uncertain at this time and therefore we cannot predict the full impact it may have on our end markets and our operations; however, the effect on our results could be material and adverse. Any significant or prolonged decrease in consumer spending on entertainment or leisure activities could adversely affect the demand for our offerings, reducing our cash flows and revenues, and thereby materially harming our business, financial condition, results of operations and prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Index

Exhibit No.	Description
10.1+	Addendum, dated as of July 23, 2020 to the Agreement for the Provision of a Sports Betting Solution between Sports Information Services Limited and Crown Gaming Inc., dated as of June 19, 2018 (incorporated by reference to Exhibit 10.1 to DraftKings Inc.’s Current Report on Form 8-K (File No. 001-38908), filed with the SEC on July 23, 2020).
10.2	Ninth Amendment to the LSA, dated September 14, 2020, by and among DraftKings Inc. (a Nevada corporation), DraftKings Inc. (a Delaware corporation), Crown Gaming Inc., Crown DFS Inc. and Pacific Western Bank (incorporated by reference to Exhibit 10.24 of the Company’s Registration Statement on Form S-1, filed with the SEC on October 5, 2020).
10.3	Amendment to Stockholders Agreement, dated October 5, 2020, by and among DraftKings Inc., the DK Stockholder Group, the SBT Stockholder Group and the DEAC Stockholder Group (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on October 5, 2020).
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
+	Certain portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10(iv). The Registrant agrees to furnish an unredacted copy of the exhibit to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRAFTKINGS INC.
Date: November 13, 2020
	By:	/s/ Jason K. Park
Name: Jason K. Park
Title: Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Erik Bradbury
Name: Erik Bradbury
Title: Chief Accounting Officer
(Principal Accounting Officer)

