Form 10-K
period 2020-12-31
DraftKings Inc.
filed 2021-02-26
CIK 1772757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

Commission file number 001-38908

DRAFTKINGS INC.

(Exact name of registrant as specified in its charter)

Nevada	84-4052441
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

222 Berkeley Street, 5th Floor

Boston, MA 02116

(Address of principal executive offices) (Zip Code)

(617) 986-6744

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value	DKNG	The Nasdaq Stock Market LLC

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Registration S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2020, the last business day of the registrant's most recently completed second fiscal quarter, was $8.5 billion based upon the closing price reported for such date on the Nasdaq Global Select Market.

As of February 24, 2021, there were 397,700,032 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 393,013,951 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement for its 2021 Annual Meeting of Stockholders, or Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that reflect future plans, estimates, beliefs and expected performance. The forward-looking statements depend upon events, risks and uncertainties that may be outside of our control. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. You are cautioned that our business and operations are subject to a variety of risks and uncertainties, many of which are beyond our control, and, consequently, our actual results may differ materially from those projected.

Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included elsewhere in this Report. Any statements contained herein that are not statements of historical fact may be forward-looking statements.

●	factors relating to our business, operations and financial performance, including:

●	our ability to effectively compete in the global entertainment and gaming industries;

●	our ability to successfully acquire and integrate new operations;

●	our ability to obtain and maintain licenses with gaming authorities;

●	our inability to recognize deferred tax assets and tax loss carryforwards;

●	market and global conditions and economic factors beyond our control, including the potential adverse effects of the ongoing global coronavirus (“COVID-19”) pandemic on capital markets, general economic conditions, unemployment and our liquidity, operations and personnel;

●	intense competition and competitive pressures from other companies worldwide in the industries in which we operate;

●	our ability to raise financing in the future;

●	our success in retaining or recruiting officers, key employees or directors; and

●	litigation and the ability to adequately protect our intellectual property rights.

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

PART I

Item 1. Business.

Unless the context otherwise requires, the “Company”, “DraftKings”, “New DraftKings” “we,” “our,” “us” and similar terms refer to DraftKings Inc, a Nevada corporation.

Overview

We are a digital sports entertainment and gaming company. We provide users with daily fantasy sports, sports betting (“Sportsbook”) and online casino (“iGaming”) opportunities, and we are also involved in the design, development, and licensing of sports betting and casino gaming software for online and retail sportsbook and casino gaming products.

Our mission is to make life more exciting by responsibly creating the world’s favorite real-money games and betting experiences. We accomplish this by creating an environment where our users can find enjoyment and fulfillment through daily fantasy sports contests, sports betting and iGaming.

We have established a following among “skin-in-the-game” sports fans brought together by our robust daily fantasy sports technology that powers millions of contest entries in peer-to-peer competitions every week. We leverage our technology, the scale and density of our user base and insights from approximately 5.5 million cumulative unique paid users to continuously improve our analytics, marketing and technology. For example, in 2013 we launched the first mobile app in daily fantasy sports, anticipating the behavioral shift of a user base that had historically relied on a desktop-only experience. Five years later, in August 2018, we launched the first mobile sportsbook in New Jersey and as of December 31, 2020, we offer our mobile sportsbook, retail sportsbook, iGaming or business-to-business products in 10 states as we continue to expand our geographic footprint.

Our priorities are to (a) continue to invest in our products and technology, (b) launch our product offerings in new geographies, (c) effectively integrate SBTech (Global) Limited (“SBTech” or “SBT”) to form a vertically integrated business, (d) create replicable and predictable state-level unit economics in sports betting and iGaming and (e) expand our consumer offerings.

We aspire to develop new and innovative products with our users in mind and to be as trustworthy as we are innovative in everything we bring to market. This is realized in what we believe to be leading-edge, proprietary technology that powers real-money games and betting experiences designed for the “skin-in-the-game” sports fan. Our vision for DraftKings has been shaped by these users, both in who they are today and who we anticipate they will become as the entertainment and gaming industries evolve. This vision underpins our position as a leader in today’s fast-growing global entertainment and gaming industries.

During the fiscal years ended December 31, 2020, 2019 and 2018 we had revenue of $614.5 million, $323.4 million, $226.3 million, approximately 883 thousand, 684 thousand and 601 thousand average monthly unique payers (“MUPs”) and an average revenue per MUP for our business-to-consumer (“B2C”) operations (“ARPMUP”) of $51, $39 and $31. Refer to discussion in section “Key Performance Indicators – B2C Operations” within Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein for information regarding our MUPs and ARPMUP.

Business Combination

We were incorporated in Nevada as DEAC NV Merger Corp., a wholly owned subsidiary of our legal predecessor, Diamond Eagle Acquisition Corp. (“DEAC”), a special purpose acquisition company. On April 23, 2020, DEAC consummated the transactions contemplated by the Business Combination Agreement dated December 22, 2019, as amended on April 7, 2020, (the “Business Combination”) and, in connection therewith:

i.	DEAC merged with and into us, whereby we survived the merger and became the successor issuer to DEAC;

ii.	we changed our name to “DraftKings Inc.”;

iii.	we acquired DraftKings Inc., a Delaware corporation (“Old DK”), by way of a merger;

iv.	we acquired all of the issued and outstanding share capital of SBTech (the “SBTech Acquisition”); and

v.	DEAC’s publicly traded units (Nasdaq: DEACU) separated into their components of publicly traded DEAC Class A common stock (Nasdaq: DEAC) and DEAC public warrants (Nasdaq: DEACW), and each outstanding share of DEAC Class A common stock was exchanged, on a one-for-one basis, for shares of our Class A common stock and all of DEAC’s outstanding warrants became warrants to acquire shares of our Class A common stock.

Upon consummation of the preceding transactions:

(i)	Old DK and SBTech became wholly owned subsidiaries of the Company; and

(ii)	beginning April 24, 2020, our shares of Class A common stock traded on the Nasdaq under the ticker symbol “DKNG” and our warrants traded on Nasdaq under the ticker symbol “DKNGW.” On July 7, 2020 we redeemed all of our outstanding public warrants that had not been exercised as of July 2, 2020 and on July 20, 2020, we delisted our publicly traded warrants. Only our Class A common stock continues to be traded on the Nasdaq.

Our Products

Our revenues are predominantly generated through our two reportable segments B2C and business-to-business (“B2B”) offerings.

Business-to-consumer

We have three main B2C product offerings — daily fantasy sports (“DFS”), Sportsbook and iGaming. We consider these three offerings to be of a similar class of product, and together they accounted for 96%, 95% and 97% of DraftKings’ B2C revenues for the fiscal years ended December 31, 2020, 2019 and 2018, respectively. DFS, which was our sole product offering until 2018, historically drove our revenue results and accounts for a majority of our users; however, since we launched Sportsbook and iGaming in 2018, states where Sportsbook and iGaming have been approved accounted for a rapidly growing proportion of our users, which has contributed to our revenue growth. In addition to our three main product offerings, our B2C segment also offers advertising and sponsorship packages to targeted advertisers across our DFS product offerings, free games and content.

Below is a breakdown of how each of DraftKings’ B2C offerings function:

Daily Fantasy Sports - Since our launch, we have monetized our DFS offering by facilitating peer-to-peer play, whereby users compete against each other for prize money. We provide users with technology that establishes DFS contests, scores the contests, distributes the prizes and performs other administrative activities to enable the “skin-in-the-game” sports fan experience. Our revenue is the difference between the entry fees collected and the amounts paid out to users as prizes and customer incentives in a period.

Sportsbook - Sports betting involves a user placing a bet by wagering money on an event at some fixed odds (“proposition”) determined by DraftKings. In the event the user wins, DraftKings pays out the bet. Similar to DFS, Sportsbook engages consumers in their sports viewing experience. Our Sportsbook revenue is generated by setting odds that are intended to provide a built-in theoretical margin in each proposition offered to our users. While the actual betting patterns of our users and outcomes of individual events may cause volatility in our revenue, we believe we can deliver a stable betting win margin over the long term.

Revenue is realized by taking the settled handle for betting markets that have been resolved and subtracting the payouts for these betting markets such that the difference is the gross revenue, or “hold.” In addition to our online Sportsbook, we also maintain limited retail distribution in four states, in which our retail revenue is subject to individual agreements with a land-based casino partner (a “skin”) that provide for a revenue share. Retail distribution leverages the foot traffic for existing casino properties to convert their customers to bet in our Sportsbook while on premise.

iGaming - iGaming, or online casino, offerings typically include the full suite of games available in land-based casinos, such as blackjack, roulette, baccarat and slot machines. For these offerings, we function similarly to land-based casinos, generating revenue through hold, or gross winnings, as users play against the house. In iGaming, we believe there is typically lower volatility versus land-based casinos since the average return to a player for specific games is easier to predict in advance based on game rules and statistics.

Our iGaming offering consists of a combination of games that we have built in-house and licensed content from suppliers such as International Gaming Technology, iForium, Scientific Games Corporation, Spin and Evolution for Live Dealer services. The latter are subject to standard revenue-sharing agreements specific to each supplier, whereby the supplier receives a percentage of the net gaming revenue generated from their respective casino games played utilizing our technology dependent on DraftKings’ overall gross gaming revenue for iGaming. In exchange, DraftKings receives a limited license to offer the games to users in jurisdictions where use is approved by regulatory authorities. Revenue generated through our self-developed major casino games such as blackjack results in decreased revenue share payments as a percent of revenue.

Advertising and Sponsorship - Our advertising packages range from standard ad placements and background ad placements to more high-touch integrations, such as sponsored DFS contest series or custom site takeovers. These are typically served and tracked by a range of advertising products that have been built directly into our offerings and feature partnerships with brand categories ranging from entertainment to food to automotive.

Each advertising package is bespoke, and we offer each client a custom “menu” of advertising options, which include online media (such as display, video and audio advertisements and page and “skin” sponsorship takeovers), custom content, including branded video content, live events such as sponsored watch parties and sponsored free or paid games, including daily fantasy, pick’em and bracket games.

Each advertising package has a different pricing model, with a variety of factors affecting the pricing of a particular package including, but not limited to, (i) the sport to which the package relates and (ii) the demand for, and supply of, the individual package components.

Sponsorships and custom-built games and content typically have fixed fee pricing. Other packages, such as custom-branded video content or online advertisements, are sold with a guaranteed number of impressions, which are priced per a certain number of guaranteed impressions. Each time a consumer sees an advertisement while playing, watching, reading or listening to a piece of content or playing a game, an impression is counted.

Offsetting our revenues attributable to the B2C business is the portion of gross revenue that we allocate to new and existing user incentives and promotions, which are awarded as a result of game play or at our discretion, through loyalty programs, free plays, deposit bonuses, discounts, rebates or other rewards and incentives. These offsets can be redeemed across multiple product offerings and are generally used to acquire new users, reactivate prior users and increase monetization from active users. We leverage our return on investment models that are based on lifetime value and expected reactivation rates to determine appropriate promotional levels.

Business-to-business

We supply B2B sports betting and iGaming services globally for various gaming operators, resellers and government-run lotteries. Our B2B business generates revenue from operators by providing sports betting and integration to iGaming content directly to operators in exchange for a share of operators’ revenues, as well as through fixed fee contracts with resellers. Contracts with business customers are typically awarded through a sales process or request for proposal.

In addition to providing for a share of gaming revenue, our B2B direct customer contracts are typically non-exclusive and run for a term of three to five years (with automatic renewal terms). Our agreements with resellers typically provide for a base fee plus a fixed monthly fee determined by the number of operators with which the reseller contracts to access our B2B software and typically run for a term of three years (with automatic renewal terms).

Seasonality

Our business, particularly our B2C segment, experiences seasonality based on the relative popularity of certain sports. Although sporting events occur throughout the year, our users are typically most active in the fourth quarter due to the overlapping calendars of the NFL and NBA seasons, which are our most popular sports.

Our Technology and Product Development

In order to build the best real-money games and product offerings, we have invested in core disciplines across our technology, analytics and marketing, which have allowed us to rapidly bring innovative new experiences to market while gaining a unique understanding of our users. The result has been market leadership in our industry, fueled by a brand reputation and a depth of user trust that has set us apart from our competitors.

Our product offerings are comprised of varying levels of proprietary and third-party software. These product offerings are bound together with a common account management and regulatory compliance service and can be accessed with the same account and wallet. Across our product offerings, we have endeavored to own the technology in-house for any critical component and to utilize a combination of new technologies, including data science and machine learning, to optimize conversion and efficiency.

DraftKings’ core product offerings are built on top of integrated, proprietary account management technology. This technology provides our users with access to their account history across all product offerings and a uniform identity verification system, which is critical in enabling seamless navigation from our national DFS audience to Sportsbook and iGaming products, as existing DFS users need not manage a separate set of account credentials and payment methods for each product offering. Our users also enjoy a highly functional wallet which, in many cases, permits user funds to flow freely from product to product. The technology is certified to safely store user payment information, which reduces our dependency on any particular payment processor, provides redundancy and gives us the flexibility to route our payment volume to a processor of our choosing. In addition, our technology is built to be customizable to the specific regulations of individual jurisdictions. Through our B2B business, we also maintain an account management service that is used by our B2B operators, and as a result, we expect to realize synergies following completion of our integration with SBTech.

Across our product offerings, we actively use data science and machine learning to help optimize conversion and monetization. Within the DFS offering, data science algorithms are used to customize a user’s contest home screen based upon his or her past play history. We build recommendations by identifying the type of contests that a user is most likely to play, along with the entry fee and prize structure that he or she will find most appealing. In addition, contest-pacing algorithms identify contests that might present a financial exposure and increase the contests’ visibility within the product appropriately. Similarly, within the Sportsbook offering, recommendation engines are used to present betting markets to users based upon their past play history and location. These services are also critical to our back-end infrastructure, as they drive key elements of our fraud and compliance program.

Marketing

User Acquisition and Retention - Our ability to effectively market is paramount to our operational success. Utilizing a blend of analytics and data science as our foundation, we leverage our marketing to acquire, retain and reactivate users while building a trusted consumer-facing brand. We use a variety of free and paid marketing channels, in combination with compelling offers and exciting games, to achieve our objectives. Furthermore, we optimize our marketing spend using data collected since the beginning of our operations, as well as additional data that we collect from vendors, partners and data providers. Our marketing spend is based on a return-on-investment model that considers a variety of factors, including the performance of different marketing channels, predicted lifetime value and behavior of users across various product offerings, the location of our users and our estimate of when enabling legislation and regulations for sports betting and iGaming may come to fruition.

Where paid marketing is concerned, we leverage a broad array of advertising channels, including television, radio, social media platforms such as Facebook, Instagram, Twitter and Snap, affiliates and paid and organic search, and other digital channels such as mobile display. For Sportsbook and iGaming, these efforts are concentrated within the specific jurisdictions that have passed enabling legislation and regulations, and in which we operate or intend to operate (which vary on a per-offering basis). Our marketing expenditures tend to be highly seasonal, with most spend correlating with the start of a sports season and during its playoffs and championships.

In addition to traditional paid advertising channels, we cross-promote our product offerings to our existing user base through internal channels such as mobile push notifications, email and text messages, and external channels such as Facebook, Twitter, Instagram and Snapchat. Through those channels, we use a combination of content, contests and promotions to engage existing users. Additionally, we incentivize our users to refer new users through our “Refer-a-Friend” program, offering incentives such as free entries into tournaments or free bets if the referred user ultimately interacts with our product offerings.

Team and League Relationships - We engage in relationships with sports leagues to improve our brand and awareness, acquire users, improve user retention and create differentiated experiences for our users.

•	In September 2019, we entered into a multi-year relationship with NFL Properties LLC and NFL Enterprises LLC in which our companies agreed to collaborate on a variety of content and product offerings on the DraftKings DFS app, as well as integrations across NFL media properties.

•

In July 2019, we entered into a multi-year relationship with PGA Tour, Inc and PGATOUR.COM, LLC. As part of the relationship, DraftKings’ daily fantasy golf players will have the ability to receive real-time video highlights for players in their respective lineups. Other elements of this relationship will create expanded DFS-specific content offerings and brand integration into both the PGA TOUR and DraftKings’ offerings.

•	In August 2020, we expanded our partnership with Major League Baseball to remain the official and exclusive daily fantasy sports partner of the league. The extension includes an expanded partnership providing for an increase in DraftKings’ content rights, product integration and prizing within DraftKings’ DFS games.

We engage in similar multi-year relationships with professional sports teams, which serve to bolster our brand affiliation and create unique collaborative integrations for our users.

We also engage in relationship deals with media companies to create content and integrated marketing experiences. In July 2015, we entered into a multi-year relationship with Fox Networks Group, Inc. (“FOX”), which provided DraftKings with committed media and integrations across FOX’s national, local and digital properties. With this relationship, FOX also made an investment in DraftKings. In September 2020, we entered into a multi-year agreement with ESPN to become a co-exclusive sportsbook link-out provider and exclusive daily fantasy sports link-out provider across a selection of ESPN’s digital properties. Under the agreement, we will be able to advertise our product offerings across ESPN’s digital platforms and through integrations into ESPN programming. More recently, we have established major partnerships with media entities like Vox and Bleacher Report as we seek to grow our audience of U.S. sports fans.

B2B Business Marketing - Our core B2B marketing strategy is centered around attending and exhibiting at major trade shows around the world. SBTech’s trade show marketing is supplemented with digital and offline marketing campaigns in leading industry publications, websites, regular media pieces and participation on industry panels. SBTech’s reputation and customer testimonials also assist in its marketing and business efforts.

Distribution

We distribute our B2C product offerings through various channels, including traditional websites, direct app downloads and global direct-to-consumer digital platforms such as the Apple App Store and the Google Play store. These two digital platforms are the main distribution channels for our product offerings. Our DFS product offering is delivered as a free application through both the Apple App Store and Google Play Store and is also accessible via mobile and traditional websites. Our Sportsbook and iGaming product offerings are primarily distributed through the Apple App Store and a traditional website. We allow our Android Sportsbook and iGaming users to install our Sportsbook and iGaming product offerings through our website. We derive nearly all of our revenue through products distributed via the Apple App Store, Google Play Store and via traditional websites. For all of our offerings, neither Apple nor Google take any revenue share for distributing our product.

For our B2B segment, Sportsbook and iGaming products and services are distributed online via the Apple App Store, Google Play Store and traditional websites by operators that have licensed such products and services directly from SBTech, while retail products and services are distributed primarily via self-service betting terminals and standalone computer terminals. Similarly, Apple and Google do not take any revenue share for distributing those products and services. We also license our B2B products and services to resellers (through a fixed-fee model) who sublicense to operators, and in such cases, the reseller is responsible for the maintenance of the products and services.

Intellectual Property

Our business substantially relies on the creation, acquisition, use and protection of intellectual property. Some of this intellectual property is in the form of software code, patented technology and trade secrets that we use to develop and properly run our DFS, Sportsbook and iGaming offerings and related services. We also create intellectual property that includes proprietary daily fantasy sports, sports betting and iGaming-related technology and content as well as proprietary data acquired from the use of our daily fantasy sports, sports betting and iGaming product offerings.

While most of the intellectual property we use is created by us, we have obtained rights to use intellectual property of third parties through licenses and service agreements with those third parties. Although we believe these licenses are sufficient for the operation of the company, these licenses typically limit our use of the third parties’ intellectual property to specific uses and for specific time periods.

We protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We control access to our proprietary technology by entering into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with third parties. We also engage in monitoring the activities of third parties with respect to potential infringing uses of our intellectual property by third parties.

We actively seek patent protection covering inventions originating from us and, from time to time, review opportunities to acquire patents to the extent we believe such patents may be useful or relevant to our business.

In addition to these contractual arrangements, we also rely on a combination of trade secret, copyright, trademark, trade dress, domain name and patents to protect our DFS, Sportsbook and iGaming product offerings and other intellectual property. We typically own the copyright to the software code to our content, as well as trademarks under which our DFS, Sportsbook and iGaming product offerings and related services are marketed. We pursue the registration of our domain names, trademarks, and service marks in the United States and in locations outside the United States. Our registered trademarks in the United States include “DraftKings,” and the names of our services and applications, among others.

Competition

We operate in the global entertainment and gaming industries with our business-to-consumer offerings such as DFS, Sportsbook and iGaming, and our business-to-business offerings. Our users face a vast array of entertainment choices. Other forms of entertainment, such as television, movies, sporting events and in-person casinos, are more well established and may be perceived by our users to offer greater variety, affordability, interactivity and enjoyment. We compete with these other forms of entertainment for the discretionary time and income of our users.

The specific industries in which we operate are characterized by dynamic customer demand and technological advances, and there is intense competition among online gaming and entertainment providers. A number of established, well-financed companies producing online gaming and/or interactive entertainment products and services compete with our offerings, and other well-capitalized companies may introduce competitive services. There has also been considerable consolidation among competitors in the entertainment and gaming industries and such consolidation and future consolidation could result in the formation of larger competitors with increased financial resources and altered cost structures, which may enable them to offer more competitive products, gain a larger market share, expand offerings and broaden their geographic scope of operations.

Human Capital Resources

As a multinational technology company with over 2,600 employees located in eight countries, our business success is driven by our highly skilled workforce. With our global technology and product team, consisting of over 1,350 employees (which includes over 1,100 engineers), we are well positioned to deliver new, innovative and exciting products to our growing base of customers.

At DraftKings, we recognize that engaging and developing our employees is a key to our success and we rely on attracting and retaining our talent to deliver on DraftKings’ goal to be a leader in today’s fast-growing global entertainment and gaming industries. We routinely gauge our employees’ level of engagement and satisfaction through quarterly pulse surveys. These surveys ensure we hear directly from our valuable employees on how we can better focus on the following areas: (i) DraftKings’ mission/vision, (ii) role clarity and engagement, (iii) employee development and (iv) inclusion, equity and belonging.

We have committed to and formalized employee development programs that support inclusion, equity and belonging, and promote creativity and innovation through various leadership and talent management programs. DraftKings’ talent training programs are designed to provide increased career and internal mobility for our employees, identify development opportunities, and proactively support succession planning.

We also offer our employees a holistic total rewards package with premier health and welfare programs for employees and family members. In addition, every employee is eligible for equity awards to share in the Company’s financial success. Our unlimited paid time off programs enable our workforce to enjoy personal time away from their job responsibilities.

In early March 2020, we took swift action to protect our employees’ health in response to the COVID-19 pandemic, including closing our offices. We have encouraged most of our employees to work from home through at least July 2021, when we plan to reassess the global health situation and make decisions about the timing of reopening our offices, with the safety of our employees being the highest priority. In the meantime, we have implemented health and safety protocols in our offices to ensure that we are ready for the safe return of our employees to our offices when the time comes. In order to ensure the success of our employees during the shift to remote work, we developed training resources for managers to ensure they had the proper skills to lead remote teams and delivered trainings to employees on how to be effective while working remotely.

Government Regulation

DraftKings is subject to various U.S. and foreign laws and regulations that affect our ability to operate our DFS, Sportsbook and iGaming product offerings. These product offerings are generally subject to extensive and evolving regulations that could change based on political and social norms and that could be interpreted in ways that could negatively impact our business.

The gaming industry (inclusive of our iGaming and Sportsbook product offerings) is highly regulated and we must maintain licenses and pay gaming taxes or a percentage of revenue where required by the jurisdictions in which we operate in order to continue our operations. Our business is subject to extensive regulation under the laws, rules and regulations of the jurisdictions in which we operate. These laws, rules and regulations generally concern the responsibility, financial stability, integrity and character of the owners, managers and persons with material financial interests in the gaming operations along with the integrity and security of the iGaming and Sportsbook product offerings. Violations of laws or regulations in one jurisdiction could result in disciplinary action in that and other jurisdictions.

Gaming laws are generally based upon declarations of public policy designed to protect gaming consumers and the viability and integrity of the gaming industry. Gaming laws also may be designed to protect and maximize state and local tax revenues, as well as to enhance economic development and tourism. To accomplish these public policy goals, gaming laws establish stringent procedures to ensure that participants in the gaming industry meet certain standards of character and responsibility.

Licensing and Suitability Determinations

In order to operate in certain jurisdictions, we must obtain either a temporary or permanent license or determination of suitability from the responsible authorities. We seek to ensure that we obtain all necessary licenses to develop and put forth our offerings in the jurisdictions in which we operate and where our users are located.

Gaming laws in certain jurisdictions require us, and each of our subsidiaries engaged in gaming operations, certain of our directors, officers and employees, and in some cases, certain of our shareholders, to obtain licenses from gaming authorities. Such licenses typically require a determination that the applicant qualifies or is suitable to hold the license. When determining whether to grant such a license to an applicant, gaming authorities generally consider: (i) the financial stability, integrity and responsibility of the applicant (including verification of the applicant’s sources of funding); (ii) the quality and security of the applicant’s online real-money gaming platform, hardware and related software (including the platform’s ability to operate in compliance with local regulation, as applicable); (iii) the applicant’s history; (iv) the applicant’s ability to operate its gaming business in a socially responsible manner; and (v) in certain circumstances, the effect on competition.

Gaming authorities may, subject to certain administrative procedural requirements, (i) deny an application, or limit, condition, revoke or suspend any license issued by them; (ii) impose fines, either on a mandatory basis or as a consensual settlement of regulatory action; (iii) demand that named individuals or shareholders be disassociated from a gaming business; and (iv) in serious cases, liaise with local prosecutors to pursue legal action, which may result in civil or criminal penalties.

Events that may trigger revocation of such a gaming license or another form of sanction vary by jurisdiction. However, typical events include, among others: (i) conviction in any jurisdiction of certain persons with an interest in, or key personnel of, the licensee of an offense that is punishable by imprisonment or may otherwise cast doubt on such person’s integrity; (ii) failure without reasonable cause to comply with any material term or condition of the gaming license; (iii) declaration of, or otherwise engaging in, certain bankruptcy, insolvency, winding-up or discontinuance activities, or an order or application with respect to the same; (iv) obtaining the gaming license by a materially false or misleading representation or in some other improper way; (v) violation of applicable anti-money laundering or terrorist financing laws or regulations; (vi) failure to meet commitments to users; (vii) failure to pay in a timely manner all gaming or betting taxes or fees due; or (viii) determination by the gaming authority that there is another material and sufficient reason to revoke or impose another form of sanction upon the licensee.

Product-Specific Licensing

Daily Fantasy Sports

DraftKings’ DFS is available in 43 U.S. states, the District of Columbia, and eight international jurisdictions. In those states that currently require a license or registration for DFS operations, DraftKings has either obtained from the relevant regulatory authority, the appropriate license or registration, has obtained a provisional license, or is operating pursuant to a grandfathering clause that allows operation pending the availability of licensing applications and subsequent grant of a license. DraftKings also has three foreign DFS licenses and operates under those licenses in eight countries. Various state laws and regulations govern our licenses, but generally such state laws and regulations define paid fantasy sports, establish the rules concerning the application and licensure procedures for gaming operators in the fantasy sports business and regulate practices for paid fantasy sports deemed to be detrimental to the public interest. As part of the licensing process, we must submit, in some jurisdictions, extensive materials on our operations, including our technology and data security, age verification of users, segregation of account funds and responsible gaming initiatives.

In the United States, our DFS licenses are generally granted for a predetermined period of time (typically ranging from one to four years) or require documents to be supplied on a regular basis in order to maintain our licenses. We also maintain DFS licenses in Great Britain, Malta and Australia.

In Great Britain, online gaming and sports betting is subject to the Gambling Act 2005 (the “GA2005”), as amended by the Gambling (Licensing and Advertising) Act 2014, and the regulations promulgated thereunder. Under the GA2005, entities wishing to offer online sports betting (which for purposes of GA2005 is defined to include DFS) and/or online casino services to persons located in Great Britain must first obtain a remote gambling operating license from the Gambling Commission. We hold a remote-pool-betting operating license authorizing us to offer our DFS product to residents of Great Britain. That license may be varied to add further product categories permitting, for example, fixed-odds-sports betting and online casinos. We also hold a gambling software operating license issued by the Gambling Commission, which authorizes us to develop the DFS software we use. Our British licenses are not limited by a term, subject to the payment of annual fees and compliance with license conditions.

In Malta, online gaming and sports betting is subject to the Gaming Act 2018 and the regulations promulgated thereunder. Fantasy sports (including DFS) are considered a controlled skill game for the purposes of the Gaming Authorizations Regulations. Our subsidiary, Crown DFS Malta Limited, holds a gaming services license, issued by the Malta Gaming Authority, which authorizes the holder to conduct controlled skill games. Our Malta license was originally issued in 2017. Under the Gaming Act 2018, it has a duration of 10 years.

Malta is a Member State of the European Union, and that has made it an increasingly popular hub for online betting and gaming businesses. We rely upon our Malta license to conduct DFS operations not only in Malta, but also in certain other EU Member States, including Germany, Austria, the Republic of Ireland and the Netherlands.

In Australia, online gaming and sports betting is regulated at both the federal and state/territory levels. A sports betting operator that holds a license in one state or territory may offer services across all other states (subject to certain specific statutory restrictions that may apply). Our subsidiary, DraftKings Australia Pty Ltd, is the holder of a sports bookmaking license issued by the Northern Territory Racing Commission, which enables DraftKings Australia Pty Ltd to conduct DFS contests. The Northern Territory license was issued in November 2017 for a duration of five years, subject to the payment of annual fees and compliance with license conditions.

Sportsbook

As of December 31, 2020, 22 U.S. states and the District of Columbia have legalized some form of sports betting. Of those 23 legal jurisdictions, fifteen have legalized online sports betting. Of those fifteen jurisdictions, thirteen are live, and DraftKings operates in ten of them. As of December 31, 2020, we operate our online sports betting product via the DraftKings Sportsbook app in Colorado, Illinois, Indiana, Iowa, New Hampshire, New Jersey, Pennsylvania, Tennessee and West Virginia pursuant to our licenses, temporary licenses, or executed vendor agreements granted by the gaming or lottery commission of such states, specifically, the Colorado Limited Gaming Control Commission, the Illinois Gaming Board, the Indiana Gaming Commission, the Iowa Racing and Gaming Commission, the New Hampshire Lottery Commission, the New Jersey Division of Gaming Enforcement, the Pennsylvania Gaming Control Board, the Tennessee Education Lottery Corporation and the West Virginia Lottery. We also operate retail sportsbooks in Colorado, Illinois, Iowa, Mississippi, New Hampshire, New Jersey and New York pursuant to state licensing regimes. Subsequent to December 31, 2020, we also operate our online sports betting product in Virginia pursuant to a license granted by the Virginia Lottery and in Michigan pursuant to a license granted by the Michigan Gaming Control Board.

On May 14, 2018, the U.S. Supreme Court issued an opinion determining that PASPA was unconstitutional. PASPA prohibited certain states from “authorizing by law” any form of sports betting. In striking down PASPA, the Supreme Court opened the potential for state-by-state authorization of sports betting. Several states and territories, including Arkansas, Colorado, Delaware, Illinois, Indiana, Iowa, Michigan, Mississippi, Montana, Nevada, New Hampshire, New Jersey, New York, North Carolina, Oregon, Pennsylvania, Puerto Rico, Rhode Island, Tennessee, Virginia, Washington, Washington, D.C. and West Virginia already have laws authorizing and regulating some form of sports betting online or in brick-and-mortar establishments. Sports betting in the United States is subject to additional laws, rules and regulations at the state level. See “Risk Factors - Risk Factors Relating to our Business and Industry - Our business is subject to a variety of U.S. and foreign laws, many of which are unsettled and still developing and which could subject us to claims or otherwise harm our business. Any change in existing regulations or their interpretation, or the regulatory climate applicable to our products and services, or changes in tax rules and regulations or interpretation thereof related to our products and services, could adversely impact our ability to operate our business as currently conducted or as we seek to operate in the future, which could have a material adverse effect on our financial condition and results of operations.”

iGaming

As of December 31, 2020, we operate our iGaming product in New Jersey, pursuant to a transactional waiver granted by the New Jersey Division of Gaming Enforcement, in Pennsylvania, pursuant to a license granted by the Pennsylvania Gaming Control Board, and in West Virginia, pursuant to an interim license granted by the West Virginia Lottery. Subsequent to December 31, 2020, we also operate our iGaming technology in Michigan pursuant to a provisional supplier license granted by the Michigan Gaming Control Board.

Generally, online gambling in the United States is only lawful when specifically permitted under applicable state law. At the federal level, several laws provide federal law enforcement with the authority to enforce and prosecute gambling operations conducted in violation of underlying state gambling laws. These enforcement laws include the Unlawful Internet Gambling Enforcement Act (the “UIGEA”), the Illegal Gambling Business Act and the Travel Act. No violation of the UIGEA, the Illegal Gambling Business Act or the Travel Act can be found absent a violation of an underlying state law or other federal law.

In addition, the Wire Act of 1961 (the “Wire Act”) provides that anyone engaged in the business of betting or wagering knowingly uses a wire communication facility for the transmission in interstate or foreign commerce of bets or wagers or information assisting in the placing of bets or wagers on any sporting event or contest, or for the transmission of a wire communication which entitles the recipient to receive money or credit as a result of bets or wagers, or for information assisting in the placing of bets or wagers, will be fined or imprisoned, or both. However, the Wire Act notes that it shall not be construed to prevent the transmission in interstate or foreign commerce of information for use in news reporting of sporting events or contests, or for the transmission of information assisting in the placing of bets or wagers on a sporting event or contest from a state or foreign country where betting on that sporting event or contest is legal into a state or foreign country in which such betting is legal. There is ongoing legal action as to whether the Wire Act applies beyond sports betting. A federal court of first instance has ruled that it does not; the decision was appealed but rejected on January 20, 2021 by the U.S. Court of Appeals for the First Circuit.

B2B

Our B2B business, formerly SBTech, has obtained licenses (and approvals, as applicable) in six states in the United States and in the United Kingdom, Gibraltar, Malta and Romania. Additionally, our B2B business has certified its software in various territories, including in Denmark, Italy, Nigeria, Portugal, South Africa, Spain and Sweden, and its services are available in Azerbaijan, Belgium, Cyprus, Czech Republic, Greece, Mexico and Spain under local licenses held by operators using SBTech’s products and services in these jurisdictions.

As of December 31, 2020, we supply our SBTech products and services, sportsbook and iGaming services online in New Jersey and our SBTech products and services and sportsbook online in Oregon pursuant to an agreement with the Oregon State Lottery. We also supply retail sportsbook services in Arkansas, Colorado, Indiana, Mississippi, New Jersey and Pennsylvania pursuant to state licensing regimes. In addition, we supply our SBTech products and services, sportsbook and iGaming services to customers in additional jurisdictions.

Data Protection and Privacy

In addition to our licensing regime for our offerings, we also take significant measures to protect users’ privacy and data. Our programs consist of the following:

Because we handle, collect, store, receive, transmit and otherwise process certain personal information of our users and employees, we are also subject to federal, state and foreign laws related to the privacy and protection of such data. Regulations such as the California Consumer Privacy Act, which is a new, untested law, could affect our business, and its potential impact is unknown.

With our operations in Europe, we may also face particular privacy, data security and data protection risks in connection with requirements of the General Data Protection Regulation of the European Union (EU) 2016/679 (the “GDPR”) and other data protection regulations. Any failure to comply with these rules may result in regulatory fines or penalties including orders that require us to change the way we process data. In the event of a data breach, we are also subject to breach notification laws in the jurisdictions in which we operate, including the GDPR, and the risk of litigation and regulatory enforcement actions.

Any significant change to applicable laws, regulations, interpretations of laws or regulations, or market practices, regarding the use of personal data, or regarding the manner in which we seek to comply with applicable laws and regulations, could require us to make modifications to our products, services, policies, procedures, notices, and business practices, including potentially material changes. Such changes could potentially have an adverse impact on our business.

Compliance

We have developed and implemented an internal compliance program to help ensure that we comply with legal and regulatory requirements imposed on us in connection with our DFS, Sportsbook and iGaming activities. Our compliance program focuses on, among other things, reducing and managing problematic gaming and providing tools to assist users in making educated choices related to gaming activities.

SBTech offerings have been built from the ground up to meet the needs of differing regulatory regimes, including configurable regulatory and responsible gaming controls such as responsible gaming tests, operator alerts on player behavior, deposit limits, betting limits, loss limits, timeout facilities, session limits, reality checks, balance thresholds and intended gaming amounts. These features allow the operators’ customers full control of their gaming to allow them to play responsibly.

Responsible and Safer Gaming

We view the safety and welfare of our users as critical to our business and have made appropriate investments in our processes and systems. We are committed to industry-leading responsible gaming practices and seek to provide our users with the resources and services they need to play responsibly. Additionally, all our employees take responsible gaming training with mandatory periodic refresher training, overseen by our compliance team.

Segment and Related Information

A discussion of our segment structure is available in Note 12, Segment Information, of the Notes to the Consolidated Financial Statements included in this Annual Report.

Available Information

Our Internet address is www.DraftKings.com. Our website and the information contained therein or linked thereto are not part of this Annual Report. We make available free of charge through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, registration statements and amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish them to the SEC. The SEC maintains a website that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC’s website at www.sec.gov.

Item 1A. Risk Factors.

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. If any such risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks described below are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition and results of operations. The risk factors described below should be read together with the other information set forth in this Annual Report, including our consolidated financial statements and the related notes, as well as in other documents that we file with the SEC.

Summary of the Material Risks Associated with Our Business

These risks include, but are not limited to, the following:

•

Competition within the global entertainment and gaming industries is intense and our existing and potential users may be attracted to competing forms of entertainment such as television, movies and sporting events, as well as other entertainment and gaming options on the Internet. If our offerings do not continue to be popular, our business could be harmed.

•	Reductions in discretionary consumer spending could have an adverse effect on our business, financial condition, results of operations and prospects.

•	Our projections are subject to significant risks, assumptions, estimates and uncertainties, including assumptions regarding future legislation and changes in regulations, both inside and outside of the United States. As a result, our projected revenues, market share, expenses and profitability may differ materially from our expectations.

•	The success, including win or hold rates, of existing or future sports betting and iGaming products depends on a variety of factors and is not completely controlled by us.

•

We rely on information technology and other systems and services, and any failures, errors, defects or disruptions in our systems or services could diminish our brand and reputation, subject us to liability, disrupt our business, affect our ability to scale our technical infrastructure and adversely affect our operating results and growth prospects. Our games and other software applications and systems, and the third-party platforms upon which they are made available could contain undetected errors.

•	We rely on other third-party sports data providers for real-time and accurate data for sporting events, and if such third parties do not perform adequately or terminate their relationships with us, our costs may increase and our business, financial condition and results of operations could be adversely affected.

•	If Internet and other technology-based service providers experience service interruptions, our ability to conduct our business may be impaired and our business, financial condition and results of operations could be adversely affected.

•	We rely on strategic relationships with casinos, tribes and horse-tracks in order to be able to offer our products in certain jurisdictions. If we cannot establish and manage such relationships with such partners, our business, financial condition and results of operations could be adversely affected.

•

Our growth prospects may suffer if we are unable to develop successful offerings or if we fail to pursue additional offerings. In addition, if we fail to make the right investment decisions in our offerings and technology, we may not attract and retain key users and our revenue and results of operations may decline.

•	Our business model depends upon the continued compatibility between our app and the major mobile operating systems and upon third-party platforms for the distribution of our product offerings. If Google Play or the Apple App Store prevent users from downloading our apps or block advertising from being delivered to our users, our ability to grow our revenue, profitability and prospects may be adversely affected.

•	We may invest in or acquire other businesses, and our business may suffer if we are unable to successfully integrate acquired businesses into our company or otherwise manage the growth associated with multiple acquisitions.

•	Our business is subject to a variety of U.S. and foreign laws, many of which are unsettled and still developing and which could subject us to claims or otherwise harm our business. Any change in existing regulations or their interpretation, or the regulatory climate applicable to our products and services, or changes in tax rules and regulations or interpretation thereof related to our products and services, could adversely impact our ability to operate our business as currently conducted or as we seek to operate in the future, which could have a material adverse effect on our financial condition and results of operations.

•

Our growth prospects depend on the legal status of real-money gaming in various jurisdictions, predominantly within the United States, and legalization may not occur in as many states as we expect, or may occur at a slower pace than we anticipate. Additionally, even if jurisdictions legalize real money gaming, this may be accompanied by legislative or regulatory restrictions and/or taxes that make it impracticable or less attractive to operate in those jurisdictions, or the process of implementing regulations or securing the necessary licenses to operate in a particular jurisdiction may take longer than we anticipate, which could adversely affect our future results of operations and make it more difficult to meet our expectations for financial performance.

•	Our growth prospects and market potential will depend on our ability to obtain licenses to operate in a number of jurisdictions and if we fail to obtain and subsequently maintain such licenses our business, financial condition, results of operations and prospects could be impaired.

•	We have been, and continue to be, the subject of governmental investigations and inquiries with respect to the operation of our businesses and we could be subject to future governmental investigations and inquiries, legal proceedings and enforcement actions. Any such investigation, inquiry, proceeding or action, could adversely affect our business.

•	Negative events or negative media coverage relating to, or a declining popularity of, daily fantasy sports, sports betting, the underlying sports or athletes, online sports betting or iGaming in particular, or other negative coverage may adversely impact our ability to retain or attract users, which could have an adverse impact on our business.

•

Due to the nature of our business, we are subject to taxation in a number of jurisdictions and changes in, or new interpretations of, tax laws, tax rulings or their application by tax authorities could result in additional tax liabilities and could materially affect our financial condition and results of operations. We are also subject to periodic audits and examinations by the Internal Revenue Service (the “IRS”), as well as state and local taxing authorities, the results of which may materially impact our financial statements in the period in which the audit or examination occurs.

•	While we work to integrate the DraftKings and SBT businesses and operations, management’s focus and resources may be diverted from operational matters and other strategic opportunities.

•

Although we expect that the Business Combination will produce substantial synergies, the integration of the two companies, incorporated in different countries, with geographically dispersed operations, and with different business cultures and compensation structures, presents management challenges. There can be no assurance that this integration, and the synergies expected to result from that integration, will be achieved as rapidly or to the extent currently anticipated.

•	Our business now includes a B2B business model, primarily in international jurisdictions, which business depends on the underlying financial performance of our direct operators and its resellers. As a material part of SBT’s revenue is currently generated through resellers and direct sales to operators, a decline in such resellers’ or direct operators’ financial performance or a termination of some or all of the agreements with such resellers or operators could have a material adverse effect on our business.

•	SBT’s business, which includes significant international operations, is likely to expose us to foreign currency transaction and translation risks. As a result, changes in the valuation of the U.S. dollar in relation to other currencies could have positive or negative effects on our profit and financial position.

•	The trading price of our Class A common stock has been, and will likely continue to be, volatile and you could lose all or part of your investment.

•	Because we are a “controlled company” under The Nasdaq Stock Market listing standards, our stockholders may not have certain corporate governance protections that are available to stockholders of companies that are not controlled companies.

•	Our dual class structure has the effect of concentrating voting power with our Chief Executive Officer and Co-Founder, which limits an investor’s ability to influence the outcome of important transactions, including a change in control.

The summary risk factors described above should be read together with the text of the full risk factors below and in the other information set forth in this Annual Report, including our consolidated financial statements and the related notes, as well as in other documents that we file with the SEC. If any such risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition and results of operations.

Risk Factors Relating to Our Business and Industry

Competition within the global entertainment and gaming industries is intense and our existing and potential users may be attracted to competing forms of entertainment such as television, movies and sporting events, as well as other entertainment and gaming options on the Internet. If our offerings do not continue to be popular, our business could be harmed.

We operate in the global entertainment and gaming industries with our business-to-consumer offerings such as DFS, Sportsbook and iGaming, and our business-to-business offerings. Our users face a vast array of entertainment choices. Other forms of entertainment, such as television, movies, sporting events and in-person casinos, are more well established and may be perceived by our users to offer greater variety, affordability, interactivity and enjoyment. We compete with these other forms of entertainment for the discretionary time and income of our users. If we are unable to sustain sufficient interest in our recently launched sports betting and iGaming offerings in comparison to other forms of entertainment, including new forms of entertainment, our business model may not continue to be viable.

The specific industries in which we operate are characterized by dynamic customer demand and technological advances, and there is intense competition among online gaming and entertainment providers. A number of established, well-financed companies producing online gaming and/or interactive entertainment products and services compete with our offerings, and other well-capitalized companies may introduce competitive services. Such competitors may spend more money and time on developing and testing products and services, undertake more extensive marketing campaigns, adopt more aggressive pricing or promotional policies or otherwise develop more commercially successful products or services than ours, which could negatively impact our business. Our competitors may also develop products, features, or services that are similar to ours or that achieve greater market acceptance. Such competitors may also undertake more far-reaching and successful product development efforts or marketing campaigns, or may adopt more aggressive pricing policies. Furthermore, new competitors, whether licensed or not, may enter the iGaming industry. There has also been considerable consolidation among competitors in the entertainment and gaming industries and such consolidation and future consolidation could result in the formation of larger competitors with increased financial resources and altered cost structures, which may enable them to offer more competitive products, gain a larger market share, expand offerings and broaden their geographic scope of operations. If we are not able to maintain or improve our market share, or if our offerings do not continue to be popular, our business could suffer.

Economic downturns and political and market conditions beyond our control could adversely affect our business, financial condition and results of operations.

Our financial performance is subject to global and U.S. economic conditions and their impact on levels of spending by users and advertisers. Economic recessions have had, and may continue to have, far reaching adverse consequences across many industries, including the global entertainment and gaming industries, which may adversely affect our business and financial condition. In the past decade, global and U.S. economies have experienced tepid growth following the financial crisis in 2008 – 2009 and there appears to be an increasing risk of a recession due to international trade and monetary policy, the global coronavirus pandemic and other changes. If the national and international economic recovery slows or stalls, these economies experience another recession or any of the relevant regional or local economies suffers a downturn, we may experience a material adverse effect on our business, financial condition, results of operations or prospects.

In addition, changes in general market, economic and political conditions in domestic and foreign economies or financial markets, including fluctuation in stock markets resulting from, among other things, trends in the economy as a whole may reduce users’ disposable income and advertisers’ budgets. Any one of these changes could have a material adverse effect on our business, financial condition, results of operations or prospects.

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

The direct impact on our business beyond disruptions in normal business operations in several of our offices has been primarily through the suspension, postponement and cancellation of major sports and sporting events. Although many major sports seasons and sporting events have recommenced in recent months, COVID-19 could have a continued material adverse impact on economic and market conditions and trigger a period of continued global economic slowdown, especially in light of potential subsequent waves or new strains of the virus. The rapid development and fluidity of this situation precludes any prediction as to the ultimate impact of COVID-19, which remains a material uncertainty and risk with respect to DraftKings, our performance, and our financial results and could adversely affect our financial results. In particular, these changes have reduced customers’ use of, and spending on, our product offerings, and have caused us to issue refunds for canceled events, and some retail casinos where we have a branded sportsbooks and DFS have reduced their capacity. Cancellation of March Madness, the delay in the MLB season, the truncated NBA playoffs, and other events affected by COVID-19 has had an adverse impact on our revenue. Our revenue continues to depend on major sports seasons and sporting events, and we may not generate as much revenue as we would have without the cancellation or postponements in the wake of COVID-19. If a large number of our employees and/or a subset of our key employees and executives are impacted by COVID-19, our ability to continue to operate effectively may be negatively impacted. The ultimate severity of the coronavirus outbreak is uncertain at this time and therefore we cannot predict the full impact it may have on our end markets and our operations; however, the effect on our results could be material and adverse. Any significant or prolonged decrease in consumer spending on entertainment or leisure activities could adversely affect the demand for our offerings, reducing our cash flows and revenues, and thereby materially harming our business, financial condition, results of operations and prospects.

We may experience fluctuations in our operating results, which make our future results difficult to predict and could cause our operating results to fall below expectations.

Our financial results have fluctuated in the past and we expect our financial results to fluctuate from quarter to quarter in the future. These fluctuations may be due to a variety of factors, some of which are outside of our control and may not fully reflect the underlying performance of our business.

Our financial results in any given quarter may be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including the impact of seasonality and our betting results, and the other risks and uncertainties set forth herein. In particular, our betting operations have significant exposure to, and may be materially impacted by, sporting events and seasons, which can result in short-term volatility in betting win margins and user engagement, thus impacting revenues. While we have been able to forecast revenues from our daily fantasy sports business with greater precision than for new offerings, we cannot provide assurances that consumers will engage with our DFS offerings on a consistent basis. Consumer engagement in our daily fantasy sports, sports betting and iGaming services may decline or fluctuate as a result of a number of factors, including the popularity of the underlying sports, the user’s level of satisfaction with our offerings, our ability to improve and innovate, our ability to adapt our offerings, outages and disruptions of online services, the availability of live sporting events, the services offered by our competitors, our marketing and advertising efforts or declines in consumer activity generally as a result of economic downturns, among others. Any decline or fluctuation in the recurring portion of our business may have a negative impact on our business, financial condition, results of operations or prospects.

In our iGaming product offering, operator losses are limited per stake to a maximum payout. When looking at bets across a period of time, however, these losses can potentially be significant. Our quarterly financial results may also fluctuate based on whether we may pay out any jackpots to our iGaming users during the relevant quarter. As part of our iGaming offering, we may offer progressive jackpot games. Each time a progressive jackpot game is played, a portion of the amount wagered by the user is contributed to the jackpot for that specific game or group of games. Once a jackpot is won, the progressive jackpot is reset with a predetermined base amount. While we maintain a provision for these progressive jackpots in the event we choose to offer them, the cost of the progressive jackpot payout would be a cash outflow for our business in the period in which it is won with a potentially significant adverse effect on our financial condition and cash flows. Because winning is underpinned by a random mechanism, we cannot predict with absolute certainty when a jackpot will be won. In addition, we do not insure against random outcomes or jackpot wins.

Our projections are subject to significant risks, assumptions, estimates and uncertainties, including assumptions regarding future legislation and changes in regulations, both inside and outside of the United States. As a result, our projected revenues, market share, expenses and profitability may differ materially from our expectations.

We operate in rapidly changing and competitive industries and our projections are subject to the risks and assumptions made by management with respect to our industries. Operating results are difficult to forecast because they generally depend on our assessment of the timing of adoption of future legislation and regulations by different states, which are uncertain. Furthermore, if we invest in the development of new products or distribution channels that do not achieve significant commercial success, whether because of competition or otherwise, we may not recover the often substantial “up front” costs of developing and marketing those products and distribution channels, or recover the opportunity cost of diverting management and financial resources away from other products or distribution channels.

Additionally, as described above under “— Reductions in discretionary consumer spending could have an adverse effect on our business, financial condition, results of operations and prospects,” our business may be affected by reductions in consumer spending from time to time as a result of a number of factors which may be difficult to predict. This may result in decreased revenue levels, and we may be unable to adopt measures in a timely manner to compensate for any unexpected shortfall in income. This inability could cause our operating results in a given quarter to be higher or lower than expected. If actual results differ from our estimates, analysts may react negatively and our stock price could be materially impacted.

We have a new business model, which makes it difficult for us to forecast our financial results, creates uncertainty as to how investors will evaluate our prospects, and increases the risk that we will not be successful.

DraftKings was incorporated in 2011 and began offering the DFS products in 2012. DraftKings expanded from its DFS product offering to include Sportsbook and iGaming product offerings in 2018. Following the consummation of the Business Combination, we have a new business model and new offerings, including sports betting technology. Accordingly, it will be difficult for us to forecast our future financial results, and it will be uncertain how our new business model will affect investors’ perceptions and expectations of our prospects. Additionally, as the only vertically integrated U.S.-based sports betting and online gaming company, it may be difficult for investors to evaluate our business due to the lack of similarly situated competitors. Furthermore, our new business model may not be successful. You should not rely upon our historical financial results as indicators of our future financial performance, and our financial results and stock price may be volatile.

DraftKings has a history of losses and we may continue to incur losses in the future.

Since DraftKings was incorporated in 2011, it has experienced net losses and negative cash flows from operations. We experienced net losses of $844.3 million and $142.7 million in the years ended December 31, 2020 and 2019, respectively. We may continue to experience losses in the future, and we cannot assure you that we will achieve profitability. We may continue to incur significant losses in future periods. We expect our operating expenses to increase in the future as we expand our operations. Furthermore, as a public company, we have incurred and expect to continue to incur additional legal, accounting and other expenses that Old DK did not incur as a private company. If our revenue does not grow at a greater rate than our expenses, we will not be able to achieve or maintain profitability. We may incur significant losses in the future for many reasons, including those described in the other risks and uncertainties described in this Annual Report. Additionally, we may encounter unforeseen expenses, operating delays, or other unknown factors that may result in losses in future periods. If our expenses exceed our revenue, our business may be negatively impacted and we may never achieve or maintain profitability.

Our results of operations may fluctuate due to seasonality and other factors and, therefore, our periodic operating results will not be guarantees of future performance.

Our DFS and Sportsbook operations may fluctuate due to seasonal trends and other factors. We believe that significant sporting events such as the playoffs and championship games, tend to impact, among other things, revenues from operations, key metrics and customer activity, and as such, DraftKings’ historical revenues generally have been highest in the fourth quarter when most of those games occur. A majority of our current sports betting and DFS revenue is and will continue to be generated from bets placed on, or contests relating to, the National Football League and the National Basketball Association, each of which have their own respective off-seasons, which may cause decreases in our future revenues during such periods. Our revenues may also be affected by the scheduling of major sporting events that do not occur annually, such as the World Cup, or the cancellation or postponement of sporting events and races, such as the postponement of the 2020 Summer Olympic Games that were supposed to take place this past summer. In addition, certain individuals or teams advancing or failing to advance and their scores and other results within specific tournaments, games or events may impact our financial performance.

The success, including win or hold rates, of existing or future sports betting and iGaming products depends on a variety of factors and is not completely controlled by us.

The sports betting and iGaming industries are characterized by an element of chance. Accordingly, we employ theoretical win rates to estimate what a certain type of sports bet or iGame, on average, will win or lose in the long run. Net win is impacted by variations in the hold percentage (the ratio of net win to total amount wagered), or actual outcome, on our iGames and sports betting we offer to our users. We use the hold percentage as an indicator of an iGame’s or sports bet’s performance against its expected outcome. Although each iGame or sports bet generally performs within a defined statistical range of outcomes, actual outcomes may vary for any given period. In addition to the element of chance, win rates (hold percentages) may also (depending on the game involved) be affected by the spread of limits and factors that are beyond our control, such as a user’s skill, experience and behavior, the mix of games played, the financial resources of users, the volume of bets placed and the amount of time spent gambling. As a result of the variability in these factors, the actual win rates on our online iGames and sports bets may differ from the theoretical win rates we have estimated and could result in the winnings of our iGame’s or sports bet’s users exceeding those anticipated. The variability of win rates (hold rates) also have the potential to negatively impact our financial condition, results of operations, and cash flows.

Our success also depends in part on our ability to anticipate and satisfy user preferences in a timely manner. As we will operate in a dynamic environment characterized by rapidly changing industry and legal standards, our products will be subject to changing consumer preferences that cannot be predicted with certainty. We will need to continually introduce new offerings and identify future product offerings that complement our existing technology, respond to our users’ needs and improve and enhance our existing technology to maintain or increase our user engagement and growth of our business. We may not be able to compete effectively unless our product selection keeps up with trends in the digital sports entertainment and gaming industries in which we compete, or trends in new gaming products.

We rely on information technology and other systems and services, and any failures, errors, defects or disruptions in our systems or services could diminish our brand and reputation, subject us to liability, disrupt our business, affect our ability to scale our technical infrastructure and adversely affect our operating results and growth prospects. Our games and other software applications and systems, and the third-party platforms upon which they are made available could contain undetected errors.

Our technology infrastructure is critical to the performance of our offerings and to user satisfaction. We devote significant resources to network and data security to protect our systems and data. However, our systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could be harmful to our business. We cannot assure you that the measures we take to prevent or hinder cyber-attacks and protect our systems, data and user information and to prevent outages, data or information loss, fraud and to prevent or detect security breaches, including a disaster recovery strategy for server and equipment failure and back-office systems and the use of third parties for certain cybersecurity services, will provide absolute security. We have experienced, and we may in the future experience, website disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors and capacity constraints. Such disruptions have not had a material impact on us; however, future disruptions from unauthorized access to, fraudulent manipulation of, or tampering with our computer systems and technological infrastructure, or those of third parties, could result in a wide range of negative outcomes, each of which could materially adversely affect our business, financial condition, results of operations and prospects.

Additionally, our products may contain errors, bugs, flaws or corrupted data, and these defects may only become apparent after their launch. If a particular product offering is unavailable when users attempt to access it or navigation through our offerings is slower than they expect, users may be unable to place their bets or set their line-ups in time and may be less likely to return to our products and services as often, if at all. Furthermore, programming errors, defects and data corruption could disrupt our operations, adversely affect the experience of our users, harm our reputation, cause our users to stop utilizing our offerings, divert our resources and delay market acceptance of our offerings, any of which could result in legal liability to us or harm our business, financial condition, results of operations and prospects.

If our user base and engagement continue to grow, and the amount and types of offerings continue to grow and evolve, we will need an increasing amount of technical infrastructure, including network capacity and computing power, to continue to satisfy our users’ needs. Such infrastructure expansion may be complex, and unanticipated delays in completing these projects or availability of components may lead to increased project costs, operational inefficiencies, or interruptions in the delivery or degradation of the quality of our offerings. In addition, there may be issues related to this infrastructure that are not identified during the testing phases of design and implementation, which may only become evident after we have started to fully use the underlying equipment or software, that could further degrade the user experience or increase our costs. As such, we could fail to continue to effectively scale and grow our technical infrastructure to accommodate increased demands. In addition, our business may be subject to interruptions, delays or failures resulting from adverse weather conditions, other natural disasters, power loss, terrorism, cyber-attacks, public health emergencies (such as the coronavirus) or other catastrophic events.

We believe that if our users have a negative experience with our offerings, or if our brand or reputation is negatively affected, users may be less inclined to continue or resume utilizing our products or to recommend our offerings to other potential users. As such, a failure or significant interruption in our service could harm our reputation, business and operating results.

Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disruption of our operations and the services we provide to users, damage to our reputation, and a loss of confidence in our products and services, which could adversely affect our business.

The secure maintenance and transmission of user information is a critical element of our operations. Our information technology and other systems that maintain and transmit user information, or those of service providers, business partners or employee information may be compromised by a malicious third- party penetration of our network security, or that of a third-party service provider or business partner, or impacted by intentional or unintentional actions or inactions by our employees, or those of a third- party service provider or business partner. As a result, our users’ information may be lost, disclosed, accessed or taken without our users’ consent. We have experienced cyber-attacks, attempts to breach our systems and other similar incidents in the past. For example, we have been and expect that we will continue to be subject to attempts to gain unauthorized access to or through our information systems or those we develop for our customers, whether by our employees or third parties, including cyber-attacks by computer programmers and hackers who may develop and deploy viruses, worms or other malicious software programs. To date these attacks have not had a material impact on our operations or financial results, but we cannot provide assurance that they will not have a material impact in the future.

We rely on encryption and authentication technology licensed from third parties in an effort to securely transmit confidential and sensitive information, including credit card numbers. Advances in computer capabilities, new technological discoveries or other developments may result in the whole or partial failure of this technology to protect transaction data or other confidential and sensitive information from being breached or compromised. In addition, websites are often attacked through compromised credentials, including those obtained through phishing and credential stuffing. Our security measures, and those of our third-party service providers, may not detect or prevent all attempts to breach our systems, denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering, security breaches or other attacks and similar disruptions that may jeopardize the security of information stored in or transmitted by our websites, networks and systems or that we or such third parties otherwise maintain, including payment card systems, which may subject us to fines or higher transaction fees or limit or terminate our access to certain payment methods. We and such third parties may not anticipate or prevent all types of attacks until after they have already been launched. Further, techniques used to obtain unauthorized access to or sabotage systems change frequently and may not be known until launched against us or our third-party service providers.

In addition, security breaches can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or by third parties. These risks may increase over time as the complexity and number of technical systems and applications we use also increases. Breaches of our security measures or those of our third-party service providers or cybersecurity incidents could result in unauthorized access to our sites, networks and systems; unauthorized access to and misappropriation of user information, including users’ personally identifiable information, or other confidential or proprietary information of ourselves or third parties; viruses, worms, spyware or other malware being served from our sites, networks or systems; deletion or modification of content or the display of unauthorized content on our sites; interruption, disruption or malfunction of operations; costs relating to breach remediation, deployment of additional personnel and protection technologies, response to governmental investigations and media inquiries and coverage; engagement of third-party experts and consultants; litigation, regulatory action and other potential liabilities. In the past, we have experienced social engineering, phishing, malware and similar attacks and threats of denial-of-service attacks, none of which to date has been material to our business; however, such attacks could in the future have a material adverse effect on our operations. If any of these breaches of security should occur and be material, our reputation and brand could be damaged, our business may suffer, we could be required to expend significant capital and other resources to alleviate problems caused by such breaches, and we could be exposed to a risk of loss, litigation or regulatory action and possible liability. We cannot guarantee that recovery protocols and backup systems will be sufficient to prevent data loss. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants. While we maintain cybersecurity insurance coverage that we believe is adequate for our business, such coverage may not cover all potential costs and expenses associated with cybersecurity incidents that may occur in the future.

In addition, any party who is able to illicitly obtain a user’s password could access the user’s transaction data or personal information, resulting in the perception that our systems are insecure. Any compromise or breach of our security measures, or those of our third-party service providers, could violate applicable privacy, data protection, data security, network and information systems security and other laws and cause significant legal and financial exposure, adverse publicity and a loss of confidence in our security measures, which could have a material adverse effect on our business, financial condition, results of operations and prospects. We continue to devote significant resources to protect against security breaches or we may need to in the future to address problems caused by breaches, including notifying affected subscribers and responding to any resulting litigation, which in turn, diverts resources from the growth and expansion of our business.

We rely on Amazon Web Services to deliver our offerings to users, and any disruption of or interference with our use of Amazon Web Services could adversely affect our business, financial condition, results of operations and prospects.

We currently host our sports betting, iGaming and daily fantasy sports offerings and support our operations using Amazon Web Services (“AWS”), a third-party provider of cloud infrastructure services, along with other service providers traditionally used by SBT. We do not, and will not, have control over the operations of the facilities or infrastructure of the third-party service providers that we use. Such third parties’ facilities are vulnerable to damage or interruption from natural disasters, cybersecurity attacks, terrorist attacks, power outages and similar events or acts of misconduct. Our technology’s continuing and uninterrupted performance will be critical to our success. We have experienced, and we expect that in the future we will experience, interruptions, delays and outages in service and availability from these third-party service providers from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. In addition, any changes in these third parties’ service levels may adversely affect our ability to meet the requirements of our users. Since our technology’s continuing and uninterrupted performance is critical to our success, sustained or repeated system failures would reduce the attractiveness of our offerings. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times, as we expand and the usage of our offerings increases. Any negative publicity arising from these disruptions could harm our reputation and brand and may adversely affect the usage of our offerings.

Our commercial agreement with AWS will remain in effect until terminated by AWS or us. AWS may only terminate the agreement for convenience after complying with the contractual 30 day prior notice requirement, except for extraordinary circumstances as laid out in AWS standard terms. AWS may also terminate the agreement for cause upon a breach of the agreement or for failure to pay amounts due, in each case, subject to AWS providing prior written notice and a 30-day cure period. In the event that our agreement with AWS is terminated or we add additional cloud infrastructure service providers, such as the one currently used by SBT, we may experience significant costs or downtime in connection with the transfer to, or the addition of, new cloud infrastructure service providers. Although alternative providers could host our offerings on a substantially similar basis to AWS, transitioning the cloud infrastructure currently hosted by AWS to alternative providers could potentially be disruptive and we could incur significant one-time costs.

Any of the above circumstances or events may harm our reputation and brand, reduce the availability or usage of our technology, lead to a significant loss of revenue, increase our costs and impair our ability to attract new users, any of which could adversely affect our business, financial condition and results of operations.

We rely on third-party providers to validate the identity and identify the location of our users, and if such providers fail to perform adequately, provide accurate information or we do not maintain business relationships with them, our business, financial condition and results of operations could be adversely affected.

There is no guarantee that the third-party geolocation and identity verification systems that we rely on will perform adequately, or be effective. We rely on our geolocation and identity verification systems to ensure we are in compliance with certain laws and regulations, and any service disruption to those systems would prohibit us from operating our offerings, and would adversely affect our business. Additionally, incorrect or misleading geolocation and identity verification data with respect to current or potential users received from third-party service providers may result in us inadvertently allowing access to our offerings to individuals who should not be permitted to access them, or otherwise inadvertently deny access to individuals who should be able to access our offerings, in each case based on inaccurate identity or geographic location determination. Our third-party geolocation services provider relies on its ability to obtain information necessary to determine geolocation from mobile devices, operating systems, and other sources. Changes, disruptions or temporary or permanent failure to access such sources by our third-party services providers may result in their inability to accurately determine the location of our users. Moreover, our inability to maintain our existing contracts with third-party services providers, or to replace them with equivalent third parties, may result in our inability to access geolocation and identity verification data necessary for our day-to-day operations. If any of these risks materializes, we may be subject to disciplinary action, fines, lawsuits, and our business, financial condition and results of operations could be adversely affected.

Our technology contains third-party open source software components, and failure to comply with the terms of the underlying open source software licenses could restrict our ability to provide our offerings.

Our technology contains software modules licensed to us by third-party authors under “open source” licenses. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide support, warranties, indemnification or other contractual protections regarding infringement claims or the quality of the code. In addition, the public availability of such software may make it easier for others to compromise our technology.

Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software we use, or grant other licenses to our intellectual property. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar offerings with lower development effort and time and ultimately could result in a loss of our competitive advantages. Alternatively, to avoid the public release of the affected portions of our source code, we could be required to expend substantial time and resources to re-engineer some or all of our software.

Although we monitor our use of open source software to avoid subjecting our technology to conditions we do not intend, the terms of many open source licenses have not been interpreted by U.S. or foreign courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide or distribute our technology. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their solutions. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software. Moreover, we cannot assure you that our processes for controlling our use of open source software in our technology will be effective. If we are held to have breached or failed to fully comply with all the terms and conditions of an open source software license, we could face infringement or other liability, or be required to seek costly licenses from third parties to continue providing our offerings on terms that are not economically feasible, to re-engineer our technology, to discontinue or delay the provision of our offerings if re-engineering could not be accomplished on a timely basis or to make generally available, in source code form, our proprietary code, any of which could adversely affect our business, financial condition and results of operations.

We rely on third-party payment processors to process deposits and withdrawals made by our users, and if we cannot manage our relationships with such third parties and other payment-related risks, our business, financial condition and results of operations could be adversely affected.

We rely on a limited number of third-party payment processors to process deposits and withdrawals made by our users. If any of our third-party payment processors terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we would need to find an alternate payment processor, and may not be able to secure similar terms or replace such payment processor in an acceptable time frame. Further, the software and services provided by our third-party payment processors may not meet our expectations, contain errors or vulnerabilities, be compromised or experience outages. Any of these risks could cause us to lose our ability to accept online payments or other payment transactions or make timely payments to our users, any of which could make our technology less trustworthy and convenient and adversely affect our ability to attract and retain our users.

Nearly all of our payments are made by credit card, debit card or through other third-party payment services, which subjects us to certain regulations and to the risk of fraud. We may in the future offer new payment options to users that may be subject to additional regulations and risks. We are also subject to a number of other laws and regulations relating to the payments we accept from our users, including with respect to money laundering, money transfers, privacy and information security. If we fail to comply with applicable rules and regulations, we may be subject to civil or criminal penalties, fines and/or higher transaction fees and may lose our ability to accept online payments or other payment card transactions, which could make our offerings less convenient and attractive to our users. If any of these events were to occur, our business, financial condition and results of operations could be adversely affected.

For example, if we are deemed to be a money transmitter as defined by applicable regulation, we could be subject to certain laws, rules and regulations enforced by multiple authorities and governing bodies in the United States and numerous state and local agencies who may define money transmitter differently. For example, certain states may have a more expansive view of who qualifies as a money transmitter. Additionally, outside of the United States, we could be subject to additional laws, rules and regulations related to the provision of payments and financial services, and if we expand into new jurisdictions, the foreign regulations and regulators governing our business that we are subject to will expand as well. If we are found to be a money transmitter under any applicable regulation and we are not in compliance with such regulations, we may be subject to fines or other penalties in one or more jurisdictions levied by federal or state or local regulators, including state Attorneys General, as well as those levied by foreign regulators. In addition to fines, penalties for failing to comply with applicable rules and regulations could include criminal and civil proceedings, forfeiture of significant assets or other enforcement actions. We could also be required to make changes to our business practices or compliance programs as a result of regulatory scrutiny.

Additionally, our payment processors require us to comply with payment card network operating rules, which are set and interpreted by the payment card networks. The payment card networks could adopt new operating rules or interpret or reinterpret existing rules in ways that might prohibit us from providing certain offerings to some users, be costly to implement or difficult to follow. We have agreed to reimburse our payment processors for fines they are assessed by payment card networks if we or our users violate these rules. Any of the foregoing risks could adversely affect our business, financial condition and results of operations.

We rely on other third-party sports data providers for real-time and accurate data for sporting events, and if such third parties do not perform adequately or terminate their relationships with us, our costs may increase and our business, financial condition and results of operations could be adversely affected.

We rely on third-party sports data providers such as SportRadar and BetGenius to obtain accurate information regarding schedules, results, performance and outcomes of sporting events. We rely on this data to determine when and how bets are settled or how users rank in their fantasy contests. We have experienced, and may continue to experience, errors in this data feed which may result in us incorrectly settling bets or ranking users in their contests. If we cannot adequately resolve the issue with our users, our users may have a negative experience with our offerings, our brand or reputation may be negatively affected and our users may be less inclined to continue or resume utilizing our products or recommend our offerings to other potential users. As such, a failure or significant interruption in our service may harm our reputation, business and operating results.

Furthermore, if any of our sports data partners terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we would need to find an alternate provider, and may not be able to secure similar terms or replace such providers in an acceptable time frame. Any of these risks could increase our costs and adversely affect our business, financial condition and results of operations. Further, any negative publicity related to any of our third-party partners, including any publicity related to regulatory concerns, could adversely affect our reputation and brand, and could potentially lead to increased regulatory or litigation exposure.

We rely on other third-party service providers and if such third parties do not perform adequately or terminate their relationships with us, our costs may increase and our business, financial condition and results of operations could be adversely affected.

Our success depends in part on our relationships with other third-party service providers. For example, we rely on third parties for content delivery, load balancing and protection against distributed denial-of-service attacks. If those providers do not perform adequately, our users may experience issues or interruptions with their experiences. Furthermore, if any of our partners terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we would need to find an alternate provider, and may not be able to secure similar terms or replace such providers in an acceptable time frame. We also rely on other software and services supplied by third parties, such as communications and internal software, and our business may be adversely affected to the extent such software and services do not meet our expectations, contain errors or vulnerabilities, are compromised or experience outages. Any of these risks could increase our costs and adversely affect our business, financial condition and results of operations. Further, any negative publicity related to any of our third- party partners, including any publicity related to regulatory concerns, could adversely affect our reputation and brand, and could potentially lead to increased regulatory or litigation exposure.

We incorporate technology from third parties into our offerings. We cannot be certain that our licensors are not infringing the intellectual property rights of others or that the suppliers and licensors have sufficient rights to the technology in all jurisdictions in which we may operate. Some of our license agreements may be terminated by our licensors for convenience. If we are unable to obtain or maintain rights to any of this technology because of intellectual property infringement claims brought by third parties against our suppliers and licensors or against us, or if we are unable to continue to obtain the technology or enter into new agreements on commercially reasonable terms, our ability to develop our offerings containing that technology could be severely limited and our business could be harmed.

Additionally, if we are unable to obtain necessary technology from third parties, we may be forced to acquire or develop alternate technology, which may require significant time and effort and may be of lower quality or performance standards. This would limit and delay our ability to provide new or competitive offerings and increase our costs. If alternate technology cannot be obtained or developed, we may not be able to offer certain functionality as part of our offerings, which could adversely affect our business, financial condition and results of operations.

If we fail to detect fraud or theft, including by our users and employees, our reputation may suffer which could harm our brand and reputation and negatively impact our business, financial condition and results of operations and can subject us to investigations and litigation.

We have in the past incurred, and may in the future incur, losses from various types of financial fraud, including use of stolen or fraudulent credit card data, claims of unauthorized payments by a user and attempted payments by users with insufficient funds. Bad actors use increasingly sophisticated methods to engage in illegal activities involving personal information, such as unauthorized use of another person’s identity, account information or payment information and unauthorized acquisition or use of credit or debit card details, bank account information and mobile phone numbers and accounts. Under current credit card practices, we may be liable for use of funds on our products with fraudulent credit card data, even if the associated financial institution approved the credit card transaction.

Acts of fraud may involve various tactics, including collusion. Successful exploitation of our systems could have negative effects on our product offerings, services and user experience and could harm our reputation. Failure to discover such acts or schemes in a timely manner could result in harm to our operations. In addition, negative publicity related to such schemes could have an adverse effect on our reputation, potentially causing a material adverse effect on our business, financial condition, results of operations and prospects. In the event of the occurrence of any such issues with our existing technology or product offerings, substantial engineering and marketing resources and management attention may be diverted from other projects to correct these issues, which may delay other projects and the achievement of our strategic objectives.

In addition, any misappropriation of, or access to, users’ or other proprietary information or other breach of our information security could result in legal claims or legal proceedings, including regulatory investigations and actions, or liability for failure to comply with privacy and information security laws, including for failure to protect personal information or for misusing personal information, which could disrupt our operations, force us to modify our business practices, damage our reputation and expose us to claims from our users, regulators, employees and other persons, any of which could have an adverse effect on our business, financial condition, results of operations and prospects.

Despite measures we have taken to detect and reduce the occurrence of fraudulent or other malicious activity on our offerings, we cannot guarantee that any of our measures will be effective or will scale efficiently with our business. Our failure to adequately detect or prevent fraudulent transactions could harm our reputation or brand, result in litigation or regulatory action and lead to expenses that could adversely affect our business, financial condition and results of operations.

If Internet and other technology-based service providers experience service interruptions, our ability to conduct our business may be impaired and our business, financial condition and results of operations could be adversely affected.

A substantial portion of our network infrastructure is provided by third parties, including Internet service providers and other technology-based service providers. See “— We rely on Amazon Web Services to deliver our offerings to users and any disruption of or interference with our use of Amazon Web Services could adversely affect our business, financial condition, results of operations and prospects.” We require technology-based service providers to implement cyber-attack-resilient systems and processes. However, if Internet service providers experience service interruptions, including because of cyber-attacks, or due to an event causing an unusually high volume of Internet use (such as a pandemic or public health emergency), communications over the Internet may be interrupted and impair our ability to conduct our business. Internet service providers and other technology-based service providers may in the future roll out upgraded or new mobile or other telecommunications services, such as 5G or 6G services, which may not be successful and thus may impact the ability of our users to access our offerings in a timely fashion or at all. In addition, our ability to process e-commerce transactions depends on bank processing and credit card systems. To prepare for system problems, we continuously seek to strengthen and enhance our current facilities and the capabilities of our system infrastructure and support. Nevertheless, there can be no assurance that the Internet infrastructure or our own network systems will continue to be able to meet the demand placed on us by the continued growth of the Internet, the overall online gaming industry and our users. Any difficulties these providers face, including the potential of certain network traffic receiving priority over other traffic (i.e., lack of net neutrality), may adversely affect our business, and we exercise little control over these providers, which increases our vulnerability to problems with the services they provide. Any system failure as a result of reliance on third parties, such as network, software or hardware failure, including as a result of cyber-attacks, which causes a loss of our users’ property or personal information or a delay or interruption in our online services and products and e-commerce services, including our ability to handle existing or increased traffic, could result in a loss of anticipated revenue, interruptions to our offerings, cause us to incur significant legal, remediation and notification costs, degrade the customer experience and cause users to lose confidence in our offerings, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We rely on strategic relationships with casinos, tribes and horse-tracks in order to be able to offer our sports betting and iGaming products in certain jurisdictions. If we cannot establish and manage such relationships with such partners, our business, financial condition and results of operations could be adversely affected.

Under the sports betting and iGaming laws of certain states, online sports betting and iGaming are limited to a finite number of retail operators, such as casinos, tribes or tracks, who own a “skin” or “skins” under that state’s law. A “skin” is a legally-authorized license from a state to offer online sports betting or iGaming services provided by such a retail operator. The “skin” provides a market access opportunity for mobile operators to operate in the jurisdiction pending licensure and other required approvals by the state’s regulator. The entities that control those “skins,” and the numbers of “skins” available, are typically determined by a state’s law authorizing sports betting or iGaming. In most of the jurisdictions in which we offer sports betting and iGaming, we currently rely on a casino, tribe or track in order to get a “skin.” These “skins” are what allows us to gain access to jurisdictions where online operators are required to have a retail relationship. If we cannot establish, renew or manage our relationships, our relationships could terminate and we would not be allowed to operate in those jurisdictions until we enter into new ones. As a result, our business, financial condition and results of operations could be adversely affected.

Our growth will depend, in part, on the success of our strategic relationships with third parties. Overreliance on certain third parties, or our inability to extend existing relationships or agree to new relationships may cause unanticipated costs for us and impact our financial performance in the future.

We rely on relationships with sports leagues and teams, professional athletes and athlete organizations, advertisers, casinos and other third parties in order to attract users to our offerings. These relationships along with providers of online services, search engines, social media, directories and other websites and ecommerce businesses direct consumers to our offerings. In addition, many of the parties with whom we have advertising arrangements provide advertising services to other companies, including other fantasy sports and gaming products with whom we compete. While we believe there are other third parties that could drive users to our offerings, adding or transitioning to them may disrupt our business and increase our costs. In the event that any of our existing relationships or our future relationships fails to provide services to us in accordance with the terms of our arrangement, or at all, and we are not able to find suitable alternatives, this could impact our ability to attract consumers cost effectively and harm our business, financial condition, results of operations and prospects.

Our growth prospects may suffer if we are unable to develop successful offerings or if we fail to pursue additional offerings. In addition, if we fail to make the right investment decisions in our offerings and technology, we may not attract and retain key users and our revenue and results of operations may decline.

DraftKings was founded in 2011 with a singular focus on the DFS industry and initially focused its efforts on growing the DFS product offering. In 2018, DraftKings expanded its product offerings to include its Sportsbook and iGaming offerings. DraftKings has rapidly expanded and we anticipate expanding further as new product offerings mature and as we pursue our growth strategies.

The industries in which we operate are subject to rapid and frequent changes in standards, technologies, products and service offerings, as well as in customer demands and expectations and regulations. We must continuously make decisions regarding in which offerings and technology we should invest to meet customer demand in compliance with evolving industry standards and regulatory requirements and must continually introduce and successfully market new and innovative technologies, offerings and enhancements to remain competitive and effectively stimulate customer demand, acceptance and engagement. Our ability to engage, retain, and increase our user base and to increase our revenue will depend heavily on our ability to successfully create new offerings, both independently and together with third parties. We may introduce significant changes to our existing technology and offerings or develop and introduce new and unproven products and services, with which we have little or no prior development or operating experience. The process of developing new offerings and systems is inherently complex and uncertain, and new offerings may not be well received by users, even if well-reviewed and of high quality. If we are unable to develop technology and products that address users’ needs or enhance and improve our existing technology and offerings in a timely manner, that could have a material adverse effect on our business, financial condition, results of operations and prospects.

Although we intend to continue investing in our research and development efforts, if new or enhanced offerings fail to engage our users or partners, we may fail to attract or retain users or to generate sufficient revenue, operating margin, or other value to justify our investments, any of which may seriously harm our business. In addition, management may not properly ascertain or assess the risks of new initiatives, and subsequent events may alter the risks that were evaluated at the time we decided to execute any new initiative. Creating additional offerings can also divert our management’s attention from other business issues and opportunities. Even if our new offerings attain market acceptance, those new offerings could exploit the market share of our existing product offerings or share of our users’ wallets in a manner that could negatively impact their ecosystem. Furthermore, such expansion of our business increases the complexity of our business and places an additional burden on our management, operations, technical systems and financial resources and we may not recover the often-substantial up-front costs of developing and marketing new offerings, or recover the opportunity cost of diverting management and financial resources away from other offerings. In the event of continued growth of our operations, products or in the number of third-party relationships, we may not have adequate resources, operationally, technologically or otherwise to support such growth and the quality of our technology, offerings or our relationships with third parties could suffer. In addition, failure to effectively identify, pursue and execute new business initiatives, or to efficiently adapt our processes and infrastructure to meet the needs of our innovations, may adversely affect our business, financial condition, results of operations and prospects.

Any new offerings may also require our users to utilize new skills to use our offerings. This could create a lag in adoption of new offerings and new user additions related to any new offerings. To date, new offerings and enhancements of our existing technology have not hindered our user growth or engagement, but that may be the result of a large portion of our user base being in a younger demographic and more willing to invest the time to learn to use our products most effectively. To the extent that future users, including those in older demographics, are less willing to invest the time to learn to use our products, and if we are unable to make our products easier to learn to use, our user growth or engagement could be affected, and our business could be harmed. We may develop new products that increase user engagement and costs without increasing revenue.

Additionally, we may make bad or unprofitable decisions regarding these investments. If new or existing competitors offer more attractive offerings, we may lose users or users may decrease their spending on our offerings. New customer demands, superior competitive offerings, new industry standards or changes in the regulatory environment could render our existing offerings unattractive, unmarketable or obsolete and require us to make substantial unanticipated changes to our technology or business model. Our failure to adapt to a rapidly changing market or evolving customer demands could harm our business, financial condition, results of operations and prospects.

Our growth will depend on our ability to attract and retain users, and the loss of our users, failure to attract new users in a cost-effective manner, or failure to effectively manage our growth could adversely affect our business, financial condition, results of operations and prospects.

Our ability to achieve growth in revenue in the future will depend, in large part, upon our ability to attract new users to our offerings, retain existing users of our offerings and reactivate users in a cost-effective manner. Achieving growth in our community of users may require us to increasingly engage in sophisticated and costly sales and marketing efforts, which may not make sense in terms of return on investment. We have used and expect to continue to use a variety of free and paid marketing channels, in combination with compelling offers and exciting games to achieve our objectives. For paid marketing, we intend to leverage a broad array of advertising channels, including television, radio, social media platforms, such as Facebook, Instagram, Twitter and Snap, affiliates and paid and organic search, and other digital channels, such as mobile display. If the search engines on which we rely modify their algorithms, change their terms around gaming, or if the prices at which we may purchase listings increase, then our costs could increase, and fewer users may click through to our website. If links to our website are not displayed prominently in online search results, if fewer users click through to our website, if our other digital marketing campaigns are not effective, of it the costs of attracting users using any of our current methods significantly increase, then our ability to efficiently attract new users could be reduced, our revenue could decline and our business, financial condition and results of operations could be harmed.

In addition, our ability to increase the number of users of our offerings will depend on continued user adoption of DFS, Sportsbook and iGaming. Growth in the DFS, Sportsbook and iGaming industries and the level of demand for and market acceptance of our product offerings will be subject to a high degree of uncertainty. We cannot assure that consumer adoption of our product offerings will continue or exceed current growth rates, or that the industry will achieve more widespread acceptance.

Additionally, as technological or regulatory standards change and we modify our offerings to comply with those standards, we may need users to take certain actions to continue playing, such as performing age verification checks or accepting new terms and conditions. Users may stop using our offerings at any time, including if the quality of the user experience, including our support capabilities in the event of a problem, does not meet their expectations or keep pace with the quality of the customer experience generally offered by competitive offerings.

Our core values of focusing on our users first and acting for the long term may conflict with the short-term interests of our business.

One of our operating principles is to put our users first, which we believe is essential to our success and serves the best, long-term interests of our company and our stakeholders. Therefore, we have made in the past and we may make in the future, certain investments or changes in strategy that we think will benefit our users, even if our decision negatively impacts our operating results in the short term.

Our business model depends upon the continued compatibility between our app and the major mobile operating systems and upon third-party platforms for the distribution of our product offerings. If Google Play or the Apple App Store prevent users from downloading our apps or block advertising from being delivered to our users, our ability to grow our revenue, profitability and prospects may be adversely affected.

The substantial majority of our users access our DFS, Sportsbook and iGaming product offerings primarily on mobile devices, and we believe that this will continue to be increasingly important to our long-term success. Our business model depends upon the continued compatibility between our app and the major mobile operating systems. Third parties with whom we do not have any formal relationships control the design of mobile devices and operating systems. These parties frequently introduce new devices, and from time to time they may introduce new operating systems or modify existing ones. Network carriers may also impact the ability to download apps or access specified content on mobile devices.

In addition, we rely upon third-party platforms for distribution of our product offerings. The DFS product offering is delivered as a free application through both the Apple App Store and the Google Play Store and is also accessible via mobile and traditional websites. The Sportsbook and iGaming product offerings are primarily distributed through the Apple App Store and a traditional website. The Google Play store and Apple App Store are global application distribution platforms and the main distribution channels for our app. As such, the promotion, distribution and operation of our app are subject to the respective distribution platforms’ standard terms and policies for application developers, which are very broad and subject to frequent changes and interpretation. Furthermore, the distribution platforms may not enforce their standard terms and policies for application developers consistently and uniformly across all applications and with all publishers.

There is no guarantee that popular mobile devices will start or continue to support or feature our product offerings, or that mobile device users will continue to use our product offerings rather than competing products. We are dependent on the interoperability of our technology with popular mobile operating systems, technologies, networks and standards that we do not control, such as the Android and iOS operating systems, and any changes, bugs, technical or regulatory issues in such systems, our relationships with mobile manufacturers and carriers, or in their terms of service or policies that degrade our offerings’ functionality, reduce or eliminate our ability to distribute our offerings, give preferential treatment to competitive products, limit our ability to deliver high quality offerings, or impose fees or other charges related to delivering our offerings, could adversely affect our product usage and monetization on mobile devices.

Moreover, our products require high-bandwidth data capabilities in order to place time-sensitive bets. If the growth of high-bandwidth capabilities, particularly for mobile devices, is slower than we expect, our user growth, retention, and engagement may be seriously harmed. Additionally, to deliver high-quality content over mobile cellular networks, our product offerings must work well with a range of mobile technologies, systems, networks, regulations, and standards that we do not control. In particular, any future changes to the iOS or Android operating systems may impact the accessibility, speed, functionality, and other performance aspects of our offerings, which issues are likely to occur in the future from time to time. In addition, the adoption of any laws or regulations that adversely affect the growth, popularity, or use of the Internet, including laws governing Internet neutrality, could decrease the demand for our products and increase our cost of doing business. Specifically, any laws that would allow mobile providers in the United States to impede access to content, or otherwise discriminate against content providers like us, such as providing for faster or better access to our competitors, over their data networks, could have a material adverse effect on our business, financial condition, results of operations and prospects.

Furthermore, we may not successfully cultivate relationships with key industry participants or develop product offerings that operate effectively with these technologies, systems, networks, regulations, or standards. If it becomes more difficult for our users to access and use our offerings on their mobile devices, if our users choose not to access or use our offerings on their mobile devices, or if our users choose to use mobile products that do not offer access to our offerings, our user growth, retention, and engagement could be seriously harmed.

In addition, if any of the third-party platforms used for distribution of our product offerings were to limit or disable advertising on their platforms, either because of technological constraints or because the owner of these distribution platforms wished to impair our ability to serve ads on them, our ability to generate revenue could be harmed. Also, technologies may be developed that can block the display of our ads. These changes could materially impact the way we do business, and if we or our advertising partners are unable to quickly and effectively adjust to those changes, there could be an adverse effect on our business, financial condition, results of operations or prospects.

We may require additional capital to support our growth plans, and such capital may not be available on terms acceptable to us, if at all. This could hamper our growth and adversely affect our business.

We intend to make significant investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new offerings and features or enhance our existing offerings and features, improve our operating infrastructure or acquire complementary businesses, personnel and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. Our ability to obtain additional capital, if and when required, will depend on our business plans, investor demand, our operating performance, capital markets conditions and other factors. If we raise additional funds by issuing equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our currently issued and outstanding equity or debt, and our existing shareholders may experience dilution. If we are unable to obtain additional capital when required, or on satisfactory terms, our ability to continue to support our business growth or to respond to business opportunities, challenges or unforeseen circumstances could be adversely affected, and our business may be harmed.

We may invest in or acquire other businesses, and our business may suffer if we are unable to successfully integrate acquired businesses into our company or otherwise manage the growth associated with multiple acquisitions.

As part of our business strategy, we have made, and we intend to continue to make, acquisitions as opportunities arise to add new or complementary businesses, products, brands or technologies. In some cases, the costs of such acquisitions may be substantial, including as a result of professional fees and due diligence efforts. There is no assurance that the time and resources expended on pursuing a particular acquisition will result in a completed transaction, or that any completed transaction will ultimately be successful. In addition, we may be unable to identify suitable acquisition or strategic investment opportunities, or may be unable to obtain any required financing or regulatory approvals, and therefore may be unable to complete such acquisitions or strategic investments on favorable terms, if at all. We may decide to pursue acquisitions with which our investors may not agree and we cannot assure investors that any acquisition or investment will be successful or otherwise provide a favorable return on investment. In addition, acquisitions and the integration thereof require significant time and resources and place significant demands on our management, as well as on our operational and financial infrastructure. In addition, if we fail to successfully close transactions or integrate new teams, or integrate the products and technologies associated with these acquisitions into our company, our business could be seriously harmed. Acquisitions may expose us to operational challenges and risks, including:

•	the ability to profitably manage acquired businesses or successfully integrate the acquired businesses’ operations, personnel, financial reporting, accounting and internal controls, technologies and products into our business;

•	increased indebtedness and the expense of integrating acquired businesses, including significant administrative, operational, economic, geographic or cultural challenges in managing and integrating the expanded or combined operations;

•	entry into jurisdictions or acquisition of products or technologies with which we have limited or no prior experience, and the potential of increased competition with new or existing competitors as a result of such acquisitions;

•	diversion of management’s attention and the over-extension of our operating infrastructure and our management systems, information technology systems, and internal controls and procedures, which may be inadequate to support growth;

•	the ability to fund our capital needs and any cash flow shortages that may occur if anticipated revenue is not realized or is delayed, whether by general economic or market conditions, or unforeseen internal difficulties; and

•	the ability to retain or hire qualified personnel required for expanded operations.

Our acquisition strategy may not succeed if we are unable to remain attractive to target companies or expeditiously close transactions. Issuing shares of Class A common stock to fund an acquisition would cause economic dilution to existing stockholders. If we develop a reputation for being a difficult acquirer or having an unfavorable work environment, or target companies view our Class A common stock unfavorably, we may be unable to consummate key acquisition transactions essential to our corporate strategy and our business may be seriously harmed.

We are party to pending litigation in various jurisdictions and with various plaintiffs and we may be subject to future litigation in the operation of our business. An adverse outcome in one or more proceedings could adversely affect our business.

In the past we have been party to, and we may in the future increasingly face the risk of, claims, lawsuits, and other proceedings involving competition and antitrust, intellectual property, privacy, consumer protection, accessibility claims, securities, tax, labor and employment, commercial disputes, services and other matters. See “Business — Legal Proceedings.” Litigation to defend us against claims by third parties, or to enforce any rights that we may have against third parties, may be necessary, which could result in substantial costs and diversion of our resources, causing a material adverse effect on our business, financial condition, results of operations and prospects.

Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal, or in payments of substantial monetary damages or fines, the posting of bonds requiring significant collateral, letters of credit or similar instruments, or we may decide to settle lawsuits on similarly unfavorable terms. These proceedings could also result in reputational harm, criminal sanctions, consent decrees or orders preventing us from offering certain products or requiring a change in our business practices in costly ways or requiring development of non-infringing or otherwise altered products or technologies. Litigation and other claims and regulatory proceedings against us could result in unexpected disciplinary actions, expenses and liabilities, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our business is subject to a variety of U.S. and foreign laws, many of which are unsettled and still developing and which could subject us to claims or otherwise harm our business. Any change in existing regulations or their interpretation, or the regulatory climate applicable to our products and services, or changes in tax rules and regulations or interpretation thereof related to our products and services, could adversely impact our ability to operate our business as currently conducted or as we seek to operate in the future, which could have a material adverse effect on our financial condition and results of operations.

We are generally subject to laws and regulations relating to fantasy sports, sports betting and iGaming in the jurisdictions in which we conduct our business or in some circumstances, of those jurisdictions in which we offer our services or those are available, as well as the general laws and regulations that apply to all e-commerce businesses, such as those related to privacy and personal information, tax and consumer protection. These laws and regulations vary from one jurisdiction to another and future legislative and regulatory action, court decisions or other governmental action, which may be affected by, among other things, political pressures, attitudes and climates, as well as personal biases, may have a material impact on our operations and financial results. In particular, some jurisdictions have introduced regulations attempting to restrict or prohibit online gaming, while others have taken the position that online gaming should be licensed and regulated and have adopted or are in the process of considering legislation and regulations to enable that to happen. Additionally, some jurisdictions in which we may operate could presently be unregulated or partially regulated and therefore more susceptible to the enactment or change of laws and regulations.

We offer our DFS product offering in 22 states that have adopted legislation permitting online fantasy sports. In those states that currently require a license or registration, we have either obtained the appropriate license or registration, have obtained a provisional license, or are operating pursuant to a grandfathering clause that allows operation pending the availability of licensing applications and subsequent grant of a license. We also have three foreign licenses and operates under those licenses in eight countries.

We operate in 21 states and one country, Canada, that do not have fantasy sports-specific laws or regulations. In those jurisdictions, our business may be subject to future legislative and regulatory action, court decisions or other governmental action that could alter or eliminate our ability to operate. On February 6, 2020, a state intermediate appellate court in New York determined in a split decision that a law specifically authorizing paid fantasy sports contests in New York violated the New York constitution. This decision is currently stayed and has been appealed to the New York Court of Appeals (the highest court in New York). If upheld, it could jeopardize our ability to operate our DFS offering in New York. In addition, in certain states in which DraftKings operates, including Texas and Florida, the applicable office of the Attorney General has issued an adverse legal opinion regarding DFS. In the event that one of those Attorneys General decides to take action on the opinion from their office, we may have to withdraw our operations from such state, which could have a material adverse effect on our business, financial condition and results of operations.

In May 2018, the U.S. Supreme Court struck down PASPA as unconstitutional. This decision has the effect of lifting federal restrictions on sports betting and thus allowing states to determine the legality of sports betting for themselves. Since the repeal of PASPA, several states (and Washington D.C.) have legalized online sports betting. To the extent new real money gaming or sports betting jurisdictions are established or expanded, we cannot guarantee that we will be successful in penetrating such new jurisdictions or expanding our business or user base in line with the growth of existing jurisdictions. If we are unable to effectively develop and operate directly or indirectly within these new jurisdictions or if our competitors are able to successfully penetrate geographic jurisdictions that we cannot access or where we face other restrictions, there could be a material adverse effect on our business, operating results and financial condition. Our failure to obtain or maintain the necessary regulatory approvals in jurisdictions, whether individually or collectively, would have a material adverse effect on our business. See “Business — Government Regulation.” To expand into new jurisdictions, we may need to be licensed and obtain approvals of our product offerings. This is a time-consuming process that can be costly. Any delays in obtaining or difficulty in maintaining regulatory approvals needed for expansion within existing jurisdictions or into new jurisdictions can negatively affect our opportunities for growth, including the growth of our customer base, or delay our ability to recognize revenue from our offerings in any such jurisdictions.

Future legislative and regulatory action, and court decisions or other governmental action, may have a material impact on our operations and financial results. Governmental authorities could view us as having violated local laws, despite our efforts to obtain all applicable licenses or approvals. There is also a risk that civil and criminal proceedings, including class actions, brought by or on behalf of prosecutors or public entities or incumbent monopoly providers, or private individuals, could be initiated against us, Internet service providers, credit card and other payment processors, advertisers and others involved in the DFS, sports betting and iGaming industries. Such potential proceedings could involve substantial litigation expense, penalties, fines, seizure of assets, injunctions or other restrictions being imposed upon us or our licensees or other business partners, while diverting the attention of key executives. Such proceedings could have a material adverse effect on our business, financial condition, results of operations and prospects, as well as impact our reputation.

There can be no assurance that legally enforceable legislation will not be proposed and passed in jurisdictions relevant or potentially relevant to our business to prohibit, legislate or regulate various aspects of the DFS, iGaming and sports betting industries (or that existing laws in those jurisdictions will not be interpreted negatively). Compliance with any such legislation may have a material adverse effect on our business, financial condition and results of operations, either as a result of our determination that a jurisdiction should be blocked, or because a local license or approval may be costly for us or our business partners to obtain and/or such licenses or approvals may contain other commercially undesirable conditions.

In the context of our EU-facing operations, we may be subject to specific compliance obligations under the General Data Protection Regulation (EU) 2016/679 (the “GDPR”) and associated laws and regulations in different EU Member States in which we operate. In addition, portions of our business established outside the EU may be required to comply with the requirements of the GDPR and associated EU legislation with respect to the offering of products or services to, or the monitoring of, individuals in the EU. We may also be subject to the local privacy and data protection laws of the EU Member States in which we offer products or services. Failure to comply with these EU data protection and privacy laws, can carry penalties and potential criminal sanctions, as well as the risk of litigation. In addition, Directive 2002/58/EC (as amended by Directive 2009/136/EC) (together, the “e-Privacy Directive”) governs, among other things, the use of cookies and the sending of electronic direct marketing within the European Union and, as such, will apply to our marketing activities within the EU. Following Brexit, the UK has adopted its own data protection and direct marketing laws (the "UK data protection laws") which are currently based on the corresponding EU legislation. Our UK-facing operations may therefore be subject to specific compliance obligations under the UK data protection laws.

In our efforts to comply with these requirements, we rely on positions and interpretations of the law that have yet to be fully tested before the relevant courts and regulators. While the UK data protection laws are currently similar to the corresponding EU laws, it is possible that those laws will diverge in the future; to the extent that those laws do diverge, then that may increase the costs of maintaining regulatory compliance. There is also a risk that it may become more difficult to make cross-border transfers of personal data, as a result of diverging data protection regimes in the territories where our customers are located and the territories where our operations are based. If a regulator or court of competent jurisdiction determined that one or more of our compliance efforts does not satisfy the applicable requirements of the GDPR or the e-Privacy Directive, or the UK data protection laws, or if any party brought a claim in this regard, there could be potential governmental or regulatory investigations, enforcement actions, regulatory fines, compliance orders, litigation or public statements against us by consumer advocacy groups or others, and that could cause customers to lose trust in us and damage our reputation. Likewise, a change in guidance could be costly and have an adverse effect on our business.

Our growth prospects depend on the legal status of real-money gaming in various jurisdictions, predominantly within the United States, and legalization may not occur in as many states as we expect, or may occur at a slower pace than we anticipate. Additionally, even if jurisdictions legalize real money gaming, this may be accompanied by legislative or regulatory restrictions and/or taxes that make it impracticable or less attractive to operate in those jurisdictions, or the process of implementing regulations or securing the necessary licenses to operate in a particular jurisdiction may take longer than we anticipate, which could adversely affect our future results of operations and make it more difficult to meet our expectations for financial performance.

A number of states have legalized, or are currently considering legalizing, real money gaming, and our business, financial condition, results of operations and prospects are significantly dependent upon legalization of real money gaming. Our business plan is partially based upon the legalization of real money gaming for a specific percent of the population on a yearly basis and the legalization may not occur as we have anticipated. Additionally, if a large number of additional states or the federal government enact real money gaming legislation and we are unable to obtain, or are otherwise delayed in obtaining the necessary licenses to operate online sports betting or iGaming websites in U.S. jurisdictions where such games are legalized, our future growth in online sports betting and iGaming could be materially impaired.

As we enter into new jurisdictions, states or the federal government may legalize real money gaming in a manner that is unfavorable to us. As a result, we may encounter legal, regulatory and political challenges that are difficult or impossible to foresee and which could result in an unforeseen adverse impact on planned revenues or costs associated with the new opportunity. For example, certain states require us to have a relationship with a retail operator for online Sportsbook access, which tends to increase our costs of revenue. States that have established state-run monopolies may limit opportunities for private sector participants like us. States also impose substantial tax rates on online sports betting and iGaming revenue, in addition to the federal excise tax of 25 basis points on the amount of each wager. As most state product taxes apply to various measures of modified gross profit, tax rates, whether federal- or state-based, that are higher than we expect will make it more costly and less desirable for us to launch in a given jurisdiction, while tax increases in any of our existing jurisdictions may adversely impact our profitability.

Therefore, even in cases in which a jurisdiction purports to license and regulate DFS, sports betting or iGaming, the licensing and regulatory regimes can vary considerably in terms of their business-friendliness and at times may be intended to provide incumbent operators with advantages over new licensees. Therefore, some “liberalized” regulatory regimes are considerably more commercially attractive than others.

Failure to comply with regulatory requirements in a particular jurisdiction, or the failure to successfully obtain a license or permit applied for in a particular jurisdiction, could impact our ability to comply with licensing and regulatory requirements in other jurisdictions, or could cause the rejection of license applications or cancelation of existing licenses in other jurisdictions, or could cause financial institutions, online and mobile platforms, advertisers and distributors to stop providing services to us which we rely upon to receive payments from, or distribute amounts to, our users, or otherwise to deliver and promote our services.

Compliance with the various regulations applicable to fantasy sports and real money gaming is costly and time-consuming. Regulatory authorities at the non-U.S., U.S. federal, state and local levels have broad powers with respect to the regulation and licensing of fantasy sports and real money gaming operations and may revoke, suspend, condition or limit our fantasy sports or real money gaming licenses, impose substantial fines on us and take other actions, any one of which could have a material adverse effect on our business, financial condition, results of operations and prospects. These laws and regulations are dynamic and subject to potentially differing interpretations, and various legislative and regulatory bodies may expand current laws or regulations or enact new laws and regulations regarding these matters. We will strive to comply with all applicable laws and regulations relating to our business. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules. Non-compliance with any such law or regulations could expose us to claims, proceedings, litigation and investigations by private parties and regulatory authorities, as well as substantial fines and negative publicity, each of which may materially and adversely affect our business.

Any fantasy sports or real money gaming license could be revoked, suspended or conditioned at any time. The loss of a license in one jurisdiction could trigger the loss of a license or affect our eligibility for such a license in another jurisdiction, and any of such losses, or potential for such loss, could cause us to cease offering some or all of our offerings in the impacted jurisdictions. We may be unable to obtain or maintain all necessary registrations, licenses, permits or approvals, and could incur fines or experience delays related to the licensing process, which could adversely affect our operations. Our delay or failure to obtain or maintain licenses in any jurisdiction may prevent us from distributing our offerings, increasing our customer base and/or generating revenues. We cannot assure you that we will be able to obtain and maintain the licenses and related approvals necessary to conduct our DFS, Sportsbook and iGaming operations. Any failure to maintain or renew our existing licenses, registrations, permits or approvals could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our growth prospects and market potential will depend on our ability to obtain licenses to operate in a number of jurisdictions and if we fail to obtain such licenses our business, financial condition, results of operations and prospects could be impaired.

Our ability to grow our business will depend on our ability to obtain and maintain licenses to offer our product offerings in a large number of jurisdictions or in heavily populated jurisdictions. If we fail to obtain and maintain licenses in large jurisdictions or in a greater number of mid-market jurisdictions, this may prevent us from expanding the footprint of our product offerings, increasing our user base and/or generating revenues. We cannot be certain that we will be able to obtain and maintain licenses and related approvals necessary to conduct our DFS, Sportsbook and iGaming operations. Any failure to obtain and maintain licenses, registrations, permits or approvals could have a material adverse effect on our business, financial condition, results of operations and prospects.

We have been, and continue to be, the subject of governmental investigations and inquiries with respect to the operation of our businesses and we could be subject to future governmental investigations and inquiries, legal proceedings and enforcement actions. Any such investigation, inquiry, proceeding or action, could adversely affect our business.

We have received formal and informal inquiries from time to time, from government authorities and regulators, including tax authorities and gaming regulators, regarding compliance with laws and other matters, and we may receive such inquiries in the future, particularly as we grow and expand our operations. Violation of existing or future regulations, regulatory orders or consent decrees could subject us to substantial monetary fines and other penalties that could negatively affect our financial condition and results of operations. In addition, it is possible that future orders issued by, or inquiries or enforcement actions initiated by, government or regulatory authorities could cause us to incur substantial costs, expose us to unanticipated liability or penalties, or require us to change our business practices in a manner materially adverse to our business.

Participation in the sports betting industry exposes us to trading, liability management and pricing risk. We may experience lower than expected profitability and potentially significant losses as a result of a failure to determine accurately the odds in relation to any particular event and/or any failure of its sports risk management processes.

Our fixed-odds betting products involve betting where winnings are paid on the basis of the stake placed and the odds quoted. Odds are determined with the objective of providing an average return to the bookmaker over a large number of events and therefore, over the long term, our gross win percentage has remained fairly constant. However, there can be significant variation in gross win percentage event- by-event and day-by-day. We have systems and controls that seek to reduce the risk of daily losses occurring on a gross-win basis, but there can be no assurance that these will be effective in reducing our exposure, and consequently our exposure to this risk in the future. As a result, in the short term, there is less certainty of generating a positive gross win, and we may experience (and we have from time to time experienced) significant losses with respect to individual events or betting outcomes, in particular if large individual bets are placed on an event or betting outcome or series of events or betting outcomes. Odds compilers and risk managers are capable of human error, thus even allowing for the fact that a number of betting products are subject to capped pay-outs, significant volatility can occur. In addition, it is possible that there may be such a high volume of trading during any particular period that even automated systems would be unable to address and eradicate all risks. Any significant losses on a gross- win basis could have a material adverse effect on our business, financial condition and results of operations. In addition, if a jurisdiction where we hold or wish to apply for a license imposes a high turnover tax for betting (as opposed to a gross-win tax), this too would impact profitability, particularly with high value/low margin bets, and likewise have a material adverse effect on our business.

Palpable (obvious) errors in Sportsbook odds making may occasionally occur in the normal course of business, sometimes for large liabilities. While it is a worldwide standard business practice to void bets associated with palpable errors or to correct the odds, there is no guarantee regulators will approve voiding palpable errors in every case.

Our Sportsbook offers a huge spectrum of betting markets across dozens of sports, and the odds are set through a combination of algorithmic and manual odds making. Bet acceptance is also a combination of automatic and manual acceptance. In some cases, the odds offered on the website constitute an obvious error. Examples of such errors are inverted lines between teams, or odds that are significantly different from the true odds of the outcome in a way that all reasonable persons would agree is an error. It is commonplace virtually worldwide for operators to void bets associated with such palpable errors, and in most mature jurisdictions these bets can be voided without regulatory approval at operator discretion. In the U.S., it is unclear long term if state-by-state regulators will consistently approve voids or re-setting odds to correct odds on such bets. In some cases, we require regulatory approval to void palpable errors ahead of time. If regulators were to not allow voiding of bets associated with large obvious errors in odds making, we could be subject to covering significant liabilities.

We follow the industry practice of restricting and managing betting limits at the individual customer level based on individual customer profiles and risk level to the enterprise; however there is no guarantee that states will allow operators such as us to limit on the individual customer level.

Similar to a credit card company managing individual risk on the customer level through credit limits, it is customary for sports betting operators to manage customer betting limits at the individual level to manage enterprise risk levels. We believe this practice is beneficial overall, because if it were not possible, the betting options would be restricted globally and limits available to customers would be much lower to insulate overall risk due to the existence of a very small segment of highly sophisticated syndicates and algorithmic bettors, or bettors looking to take advantage of site errors and omissions. We believe virtually all operators balance taking reasonable action from all customers against the risk of individual customers significantly harming the business viability. We cannot assure you that all state legislation and regulators will always allow operators to execute limits at the individual customer level, or at their sole discretion.

Negative events or negative media coverage relating to, or a declining popularity of, daily fantasy sports, sports betting, the underlying sports or athletes, online sports betting or iGaming in particular, or other negative coverage may adversely impact our ability to retain or attract users, which could have an adverse impact on our business.

Public opinion can significantly influence our business. Unfavorable publicity regarding us, for example, our product changes, product quality, litigation, or regulatory activity, or regarding the actions of third parties with whom we have relationships or the underlying sports (including declining popularity of the sports or athletes) could seriously harm our reputation. In addition, a negative shift in the perception of sports betting and iGaming by the public or by politicians, lobbyists or others could affect future legislation of sports betting and iGaming, which could cause jurisdictions to abandon proposals to legalize sports betting and iGaming, thereby limiting the number of jurisdictions in which we can operate. Furthermore, illegal betting activity by athletes could result in negative publicity for our industry and could harm our brand reputation. Negative public perception could also lead to new restrictions on or to the prohibition of iGaming or sports betting in jurisdictions in which we currently operate. Such negative publicity could also adversely affect the size, demographics, engagement, and loyalty of our customer base and result in decreased revenue or slower user growth rates, which could seriously harm our business.

We may have difficulty accessing the service of banks, credit card issuers and payment processing services providers, which may make it difficult to sell our products and services.

Although financial institutions and payment processors are permitted to provide services to us and others in our industry, banks, credit card issuers and payment processing service providers may be hesitant to offer banking and payment processing services to real money gaming and fantasy sports businesses. Consequently, those businesses involved in our industry, including our own, may encounter difficulties in establishing and maintaining banking and payment processing relationships with a full scope of services and generating market rate interest. If we were unable to maintain our bank accounts or our users were unable to use their credit cards, bank accounts or e-wallets to make deposits and withdrawals from our offerings it would make it difficult for us to operate our business, increase our operating costs, and pose additional operational, logistical and security challenges which could result in an inability to implement our business plan.

The requirements of being a public company may strain our resources and divert management’s attention, and the increases in legal, accounting and compliance expenses may be greater than we anticipate.

We became a public company following the Closing of the Business Combination, and as such, have incurred, and will continue to incur, significant legal, accounting and other expenses that DraftKings and SBT did not incur as private companies. We are subject to the reporting requirements of the Exchange Act, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as the rules and regulations subsequently implemented by the SEC and the listing standards of The Nasdaq Stock Market, including changes in corporate governance practices and the establishment and maintenance of effective disclosure and financial controls. Compliance with these rules and regulations can be burdensome. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our historical legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to attract and retain qualified members of our Board as compared to DraftKings and SBT as private companies. Additionally, as we are no longer an “emerging growth company”, we have incurred significant expenses and devoted substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and expect to continue to do so in the future. We will need to continue to hire additional accounting and financial staff, and engage outside consultants, all with appropriate public company experience and technical accounting knowledge and maintain an internal audit function, which will increase our operating expenses. Moreover, we could incur additional compensation costs in the event that we decide to pay cash compensation closer to that of other publicly-listed companies, which would increase our general and administrative expenses and could materially and adversely affect our profitability. We are evaluating these rules and regulations, and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Failure to maintain adequate financial, information technology and management processes and controls could result in material weaknesses which could lead to errors in our financial reporting, which could adversely affect our business now that we are a public company.

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial reports and is important in helping to prevent financial fraud. If we are unable to maintain adequate internal controls over financial reporting, our business and operating results could be harmed. Effective December 31, 2020, we are no longer an “emerging growth company”, and therefore under applicable SEC rules we must maintain internal controls over financial reporting to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the related rules of the SEC, which require, among other things, our management to assess annually the effectiveness of our internal control over financial reporting and our independent registered public accounting firm to issue a report on the effectiveness of internal control over financial reporting with our Annual Report.

The internal control assessment required by Section 404 of Sarbanes-Oxley may divert internal resources and we may experience higher operating expenses, higher independent auditor and consulting fees during the implementation of these changes. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. In addition, our current controls and any new controls that we develop may become inadequate because of poor design and changes in our business, including increased complexity resulting from any international expansion. Any failure to implement and maintain effective internal controls over financial reporting could adversely affect the results of assessments by our independent registered public accounting firm and their attestation reports.

If we are unable to certify the effectiveness of our internal controls, or if our internal controls have a material weakness, we may not detect errors timely, our consolidated financial statements could be misstated, we could be subject to regulatory scrutiny and a loss of confidence by stakeholders, which could harm our business and adversely affect the market price of our common stock. Failure to comply with Section 404 of Sarbanes-Oxley could potentially subject us to sanctions or investigations by the SEC, FINRA or other regulatory authorities, as well as increase the risk of liability arising from litigation based on securities law.

Continued growth and success will depend on the performance of our current and future employees, including certain key employees. Recruitment and retention of these individuals is vital to growing our business and meeting our business plans. The loss of any of our key executives or other key employees could harm our business.

We depend on a limited number of key personnel to manage and operate our business, including DraftKings’ co-founders, our Chief Financial Officer and our Chief Legal Officer. The leadership of these key personnel was a critical element of Old DK’s success and we expect that such leadership will continue to be a critical element of DraftKings’ future success. The departure, death or disability of any one of our executive officers or other extended or permanent loss of any of their services, or any negative market or industry perception with respect to any of them or their loss, could have a material adverse effect on our business. We are the beneficiary of a $2 million key man insurance policy covering our Chief Executive Officer, but we are not protected by key man or similar life insurance covering other executive officers or members of senior management.

In addition, certain of our other employees have made significant contributions to our growth and success. We believe our success and our ability to compete and grow will depend in large part on the efforts and talents of our employees and on our ability to retain highly skilled personnel. The competition for these types of personnel is intense and we compete with other potential employers for the services of our employees. As a result, we may not succeed in retaining the executives and other key employees that we need. Employees, particularly analysts and engineers, are in high demand, and we devote significant resources to identifying, hiring, training, successfully integrating and retaining these employees. We cannot provide assurance that we will be able to attract or retain such highly qualified personnel in the future. In addition, the loss of employees or the inability to hire additional skilled employees as necessary could result in significant disruptions to our business, and the integration of replacement personnel could be time-consuming and expensive and cause additional disruptions to our business.

All of our named executive officers are employees-at-will. The unexpected loss of services of one or more of these key employees could have a material adverse effect on our business, financial condition, results of operations and prospects.

Additionally, as we grow and develop the infrastructure as a public company, we may find it difficult to maintain our entrepreneurial, innovative and team-based culture. Our retention and recruiting may require significant increases in compensation expense as we transition to a public company, which would adversely affect our results of operation. Moreover, there may also be disparities of wealth between those of our employees who were employees of DraftKings or SBT prior to the Business Combination and those who join us after the Closing, which may harm our culture and relations among employees.

If we do not succeed in attracting, hiring, and integrating excellent personnel, or retaining and motivating existing personnel, we may be unable to grow effectively and our business could be seriously harmed.

In some jurisdictions our key executives, certain employees or other individuals related to the business will be subject to licensing or compliance requirements. Failure by such individuals to obtain the necessary licenses or comply with individual regulatory obligations, could cause the business to be non-compliant with its obligations, or imperil its ability to obtain or maintain licenses necessary for the conduct of the business. In some cases, the remedy to such situation may require the removal of a key executive or employee and the mandatory redemption or transfer of such person’s equity securities.

As part of obtaining real money gaming licenses, the responsible gaming authority will generally determine suitability of certain directors, officers and employees and, in some instances, significant shareholders. The criteria used by gaming authorities to make determinations as to who requires a finding of suitability or the suitability of an applicant to conduct gaming operations varies among jurisdictions, but generally requires extensive and detailed application disclosures followed by a thorough investigation. If any gaming authority with jurisdiction over our business were to find an applicable officer, director, employee or significant shareholder of ours unsuitable for licensing or unsuitable to continue having a relationship with us, we would be required to sever our relationship with that person. Furthermore, such gaming authorities may require us to terminate the employment of any person who refuses to file required applications. Either result could have a material adverse effect on our business, operations and prospects.

In addition, our amended and restated articles of incorporation provides that any of our common stock or other equity securities owned or controlled by any stockholder whom the Board determines in good faith (following consultation with reputable outside gaming regulatory counsel), pursuant to a resolution adopted by the unanimous affirmative vote of all of the disinterested members of the Board, is an unsuitable person, will be subject to mandatory sale and transfer to either us or one or more third-party transferees.

Additionally, a gaming regulatory body may refuse to issue or renew a gaming license or restrict or condition the same, based on our present activities or the past activities of DraftKings or SBT, or the past or present activities of their or our current or former directors, officers, employees, shareholders or third parties with whom we have relationships, which could adversely affect our operations or financial condition. If additional gaming regulations are adopted in a jurisdiction in which we operate, such regulations could impose restrictions or costs that could have a significant adverse effect on us. From time to time, various proposals are introduced in the legislatures of some of the jurisdictions in which we have existing or planned operations that, if enacted, could adversely affect our directors, officers, key employees, or other aspects of our operations. To date, we have obtained all governmental licenses, findings of suitability, registrations, permits and approvals necessary for our operations. However, we can give no assurance that any additional licenses, permits and approvals that may be required will be given or that existing ones will be renewed or will not be revoked. Renewal is subject to, among other things, continued satisfaction of suitability requirements of our directors, officers, key employees and shareholders. Any failure to renew or maintain our licenses or to receive new licenses when necessary would have a material adverse effect on us.

Due to the nature of our business, we are subject to taxation in a number of jurisdictions and changes in, or new interpretations of, tax laws, tax rulings or their application by tax authorities could result in additional tax liabilities and could materially affect our financial condition and results of operations. We are also subject to periodic audits and examinations by the IRS, as well as state and local taxing authorities, the results of which may materially impact our financial statements in the period in which the audit or examination occurs.

Our tax obligations will be varied and include U.S. federal, state and international taxes due to the nature of our business. The tax laws that will be applicable to our business are subject to interpretation, and significant judgment will be required in determining our worldwide provision for income taxes. In the course of our business, there will be many transactions and calculations where the ultimate tax determination is uncertain. For example, compliance with the 2017 United States Tax Cuts and Jobs Act (“TCJA”) may require the collection of information not regularly produced within our Company, the use of estimates in our consolidated financial statements, and the exercise of significant judgment in accounting for its provisions. As regulations and guidance evolve with respect to the TCJA, and as we gather more information and perform more analysis, our results may differ from previous estimates and may materially affect our consolidated financial statements.

The gaming industry represents a significant source of tax revenue to the jurisdictions in which we will operate. Gaming companies and business-to-business providers in the gaming industry (directly and/or indirectly by way of their commercial relationships with operators) are currently subject to significant taxes and fees in addition to normal corporate income taxes, and such taxes and fees are subject to increase at any time. From time to time, various legislators and other government officials have proposed and adopted changes in tax laws, or in the administration or interpretation of such laws, affecting the gaming industry. In addition, any worsening of economic conditions and the large number of jurisdictions with significant current or projected budget deficits could intensify the efforts of governments to raise revenues through increases in gaming taxes and/or other taxes. It is not possible to determine with certainty the likelihood of changes in tax laws or in the administration or interpretation or enforcement of such laws. Any material increase, or the adoption of additional taxes or fees, could have a material adverse effect on our business, financial condition, results of operations and prospects.

Additionally, tax authorities may impose indirect taxes on Internet-related commercial activity based on existing statutes and regulations which, in some cases, were established prior to the advent of the Internet. Tax authorities may interpret laws originally enacted for mature industries and apply it to newer industries, such as DraftKings. The application of such laws may be inconsistent from jurisdiction to jurisdiction. Our in-jurisdiction activities may vary from period to period which could result in differences in nexus from period to period.

We are subject to periodic review and audit by domestic and foreign tax authorities. Tax authorities may disagree with certain positions DraftKings or SBT has taken or that we will take, and any adverse outcome of such a review or audit could have a negative effect on our business, financial condition and results of operations. Although we believe that our tax provisions, positions and estimates are reasonable and appropriate, tax authorities may disagree with certain positions we have taken. In addition, economic and political pressures to increase tax revenue in various jurisdictions may make resolving tax disputes favorably more difficult. We are currently under IRS audit for prior tax years, with the primary unresolved issues relating to excise taxation of fantasy sports contests and informational reporting and withholding. The final resolution of that audit, and other audits or litigation, may differ from the amounts recorded in Old DK’s consolidated financial statements included herein and may materially affect our consolidated financial statements in the period or periods in which that determination is made.

Although SBT’s corporate and tax structure resulted in relatively low effective corporate tax rate for the business, we cannot guarantee the same tax efficiency due to the change in corporate structures, as well as developments in the cross-border taxation of international businesses with particular focus on the digital economy, as contemplated under The Organization for Economic Cooperation and Development’s Base Erosion and Profit Shifting initiative and transfer pricing legislation. Further, in light of such structure, we may be exposed to a substantial tax liability if the relevant authorities raise claims with regards to SBT’s tax status in various jurisdictions, including in particular the manner in which it allocated or allocates profit amongst relevant jurisdictions for tax purposes.

Failure to protect or enforce our intellectual property rights or the costs involved in such enforcement could harm our business, financial condition and results of operations.

We rely on trademark, copyright, patent, trade secret, and domain-name-protection laws to protect our proprietary rights. In the United States and internationally, we have filed various applications to protect aspects of our intellectual property, and currently hold a number of issued patents in multiple jurisdictions. In the future we may acquire additional patents or patent portfolios, which could require significant cash expenditures. However, third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge proprietary rights held by us, and pending and future trademark and patent applications may not be approved. In addition, effective intellectual property protection may not be available in every country in which we operate or intend to operate our business. In any of these cases, we may be required to expend significant time and expense to prevent infringement or to enforce our rights. There can be no assurance that others will not offer products or services that are substantially similar to ours and compete with our business.

Circumstances outside our control could pose a threat to our intellectual property rights. For example, effective intellectual property protection may not be available in the United States or other countries from which our DFS, Sportsbook and iGaming product offerings are accessible. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Also, protecting our intellectual property rights is costly and time-consuming. Any unauthorized disclosure or use of our intellectual property could make it more expensive to do business, thereby harming our operating results. Furthermore, if we are unable to protect our proprietary rights or prevent unauthorized use or appropriation by third parties, the value of our brand and other intangible assets may be diminished, and competitors may be able to more effectively mimic our offerings and service. Any of these events could seriously harm our business.

We rely on licenses to use the intellectual property rights of third parties which are incorporated into our products and services. Failure to renew or expand existing licenses may require us to modify, limit or discontinue certain offerings, which could materially affect our business, financial condition and results of operations.

We rely on products, technologies and intellectual property that we license from third parties, for use in our business-to-business and business-to-consumers offerings. Substantially all of our offerings and services use intellectual property licensed from third parties. The future success of our business may depend, in part, on our ability to obtain, retain and/or expand licenses for popular technologies and games in a competitive market. We cannot assure that these third-party licenses, or support for such licensed products and technologies, will continue to be available to us on commercially reasonable terms, if at all. In the event that we cannot renew and/or expand existing licenses, we may be required to discontinue or limit our use of the products that include or incorporate the licensed intellectual property.

Some of our license agreements contain minimum guaranteed royalty payments to the third party. If we are unable to generate sufficient revenue to offset the minimum guaranteed royalty payments, it could have a material adverse effect on our results of operations, cash flows and financial condition. Our license agreements generally allow for assignment in the event of a strategic transaction but contain some limited termination rights post-assignment. Certain of our license agreements grant the licensor rights to audit our use of their intellectual property. Disputes with licensors over uses or terms could result in the payment of additional royalties or penalties by us, cancellation or non-renewal of the underlying license or litigation.

The regulatory review process and licensing requirements also may preclude us from using technologies owned or developed by third parties if those parties are unwilling to subject themselves to regulatory review or do not meet regulatory requirements. Some gaming authorities require gaming manufacturers to obtain approval before engaging in certain transactions, such as acquisitions, mergers, reorganizations, financings, stock offerings and share repurchases. Obtaining such approvals can be costly and time consuming, and we cannot assure that such approvals will be granted or that the approval process will not result in delays or disruptions to our strategic objectives.

Our insurance may not provide adequate levels of coverage against claims.

We maintain insurance that we believe is customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure. Moreover, any loss incurred could exceed policy limits and policy payments made to us may not be made on a timely basis. Such losses could adversely affect our business prospects, results of operations, cash flows and financial condition.

Risk Factors Relating to the Integration of DraftKings’ and SBTech’s Businesses

While we work to integrate the DraftKings and SBT businesses and operations, management’s focus and resources may be diverted from operational matters and other strategic opportunities.

Successful integration of SBT’s operations, sports betting and gaming technology and personnel into those of DraftKings places an additional burden on management and other internal resources. The diversion of management’s attention and any difficulties encountered in the transition and integration process could harm our business, financial condition, results of operations and prospects. In addition, uncertainty about the effect of the Business Combination on our systems, employees, customers, partners, and other third parties, including regulators, may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel for some time after the Business Combination.

Furthermore, the overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, and loss of customers and other relationships. The difficulties of combining the operations of the companies include, among others, difficulties in integrating operations and systems; conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures; assimilating employees, including possible culture conflicts and different opinions on technical decisions and product roadmaps; managing the expanded operations of a larger and more complex company, including coordinating a geographically dispersed organization; and keeping existing customers and obtaining new customers. Many of these factors will be outside our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially impact our business, financial condition and results of operations.

We may incur successor liabilities due to conduct arising prior to the completion of the Business Combination.

We may be subject to certain liabilities of DraftKings and SBT. DraftKings and SBT at times may each become subject to litigation claims in the operation of its business, including, but not limited to, with respect to employee matters and contract matters. From time to time, we may also face intellectual property infringement, misappropriation, or invalidity/non-infringement claims from third parties, and some of these claims may lead to litigation. We may initiate claims to assert or defend their own intellectual property against third parties. Any litigation may be expensive and time-consuming and could divert management’s attention from its business and negatively affect its operating results or financial condition. The outcome of any litigation cannot be guaranteed, and adverse outcomes can affect us negatively.

We may also face inquiry and investigation by governmental authorities, which could in turn lead to fines, as the regulatory landscape of sport betting and iGaming changes.

Although we expect that the Business Combination will produce substantial synergies, the integration of the two companies, incorporated in different countries, with geographically dispersed operations, and with different business cultures and compensation structures, presents management challenges. There can be no assurance that this integration, and the synergies expected to result from that integration, will be achieved as rapidly or to the extent currently anticipated.

The Business Combination involved the integration of two businesses that previously operated as independent businesses. We are devoting management attention and resources to integrating the businesses. We may encounter potential difficulties in the integration process including the following:

•	the inability to successfully integrate the two businesses, including operations, technologies, products and services, in a manner that permits us to achieve the cost savings and operating synergies anticipated to result from the Business Combination, which could result in the anticipated benefits of the Business Combination not being realized partly or wholly in the time frame currently anticipated or at all;

•	the loss of customers as a result of certain customers of either or both of the businesses deciding not to continue to do business with us, or deciding to decrease their amount of business in order to reduce their reliance on a single company;

•	the necessity of coordinating geographically separated organizations, systems and facilities;

•	potential unknown liabilities and unforeseen expenses associated with the Business Combination;

•	the integration of personnel with diverse business backgrounds and business cultures, while maintaining focus on providing consistent, high-quality products and services;

•	the consolidation and rationalization of information technology and administrative infrastructures as well as accounting systems and related financial reporting activities;

•	the potential weakening of relationships with regulators; and

•	the challenge of preserving important relationships and resolving potential conflicts that may arise.

Furthermore, it is possible that the integration process could result in the loss of talented employees or skilled workers. The loss of talented employees and skilled workers could adversely affect our ability to successfully conduct our businesses because of such employees’ experience and knowledge of the respective business. In addition, we could be adversely affected by the diversion of management’s attention and any delays or difficulties encountered in connection with the integration of DraftKings and SBT. The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of the businesses. If we experience difficulties with the integration process, the anticipated benefits of the Business Combination may not be realized fully or at all, or may take longer to realize than expected. These integration matters could have an adverse effect on our business, results of operations, financial condition or prospects during this transition period and for an undetermined period after completion of the Business Combination.

Our business now includes a B2B business model, primarily in international jurisdictions, which business depends on the underlying financial performance of our direct operators and its resellers. As a material part of SBT’s revenue has been generated through resellers and direct sales to operators, a decline in such resellers’ or direct operators’ financial performance or a termination of some or all of the agreements with such resellers or operators could have a material adverse effect on our business.

SBT historically offered its services directly to operators in Europe and through a reseller model in Asia. SBT’s historical financial performance depended on the underlying financial performance of its direct operators and its resellers. For example, SBT relied primarily on one reseller for approximately 52% of SBT’s revenue in the year ended December 31, 2020 (excludes SBT activity that occurred prior to the Business Combination on April 23, 2020). An adverse decline in the underlying financial performance of key SBT operators or resellers, or a termination of some or all of the agreements with such resellers or operators, could have a material adverse effect on our business.

Given the increased number of jurisdictions in which we operate, we may experience delays in the licensing application and approval process, depending on the regulatory requirements in each relevant jurisdiction.

Regulated gaming license applications frequently involve an in-depth suitability review of the applicant’s business and associated individuals including certain officers, directors, key employees and significant shareholders. These applications take substantial time to prepare and submit, often requiring the production of multiple years’ worth of business and personal financial records and disclosures which take considerable time to compile, followed by the regulator’s investigatory process which may take months or even years to complete. Due to the increased number of jurisdictions in which we now operate, as well as additional jurisdictions which may pass laws authorizing and requiring licensure to operate sports betting, iGaming or daily fantasy sports, we may experience delays in the licensing application and approval process due to the volume of application materials we must prepare and submit and the number of jurisdictions for which information is required. Many jurisdictions in which we are already licensed will require additional applications and disclosures as a result of the Business Combination which may also contribute to delays in the licensing application and approval process in additional jurisdictions.

SBT has historically relied on a less formal financial reporting system and only began integrating a group-wide consistent financial reporting system in 2018, which may affect our ability to report historical financial performance accurately.

In January 2018, SBT implemented a global enterprise resource planning system which produces periodic consolidated financial reports. Prior to January 2018, SBT relied on internally generated financial reporting which was an amalgamation of several financial booking systems. It is possible that historical financial information was not fully aligned from the less formal system to the new system, which could affect the accuracy of historical financial information.

SBT’s business, which includes significant international operations, is likely to expose us to foreign currency transaction and translation risks. As a result, changes in the valuation of the U.S. dollar in relation to other currencies could have positive or negative effects on our profit and financial position.

SBT’s global operations are likely to expose us to foreign currency transaction and translation risks. Currency transaction risk occurs in conjunction with purchases and sales of products and services that are made in currencies other than the local currency of the subsidiary involved, for example if the parent company pays, or transfers U.S. dollars to a subsidiary in order to fund its expenses in local currencies. Currency translation risks occurs when the income statement and balance sheet of a foreign subsidiary is converted into currencies other than the local currency of the company involved, for example when the results of these subsidiaries are consolidated in the results of a parent company with a different reporting currency. As a result, SBT historically was, and we are expected to be, exposed to adverse movements in foreign currency exchange rates, which may adversely impact our financial positions and results of operations.

Our functional currency is the U.S. dollar, and as a result, we will be subject to foreign currency fluctuation due to SBT’s global presence and the fact that a significant majority of its revenues, operating expenses and assets and liabilities were non-U.S. dollar denominated. For example, an increase in the value of non-U.S. dollar currencies against the U.S. dollar could increase costs for delivery of products, services and also increase cost of local operating expenses and procurement of materials or services that we must purchase in foreign currencies by increasing labor and other costs that are denominated in such local currencies. These risks related to exchange rate fluctuations may increase in future periods as our operations outside of the United States expand.

Our foreign currency exposure reflects SBT’s historical operations, which have been primarily in Euro (reflecting nearly over 85% of its revenue in all reporting periods), which was SBT’s functional and reporting currency, and the British pound (which accounted for 7.0%, 10.2% and 5.0% of SBT’s revenue in the years ended December 31, 2020, 2019 and 2018, respectively). SBT historically did not hedge its foreign currency transaction or translation exposure, though we may consider doing so in the future. Foreign currency exchange rate volatility, as well as the cost of any hedging arrangements entered into in the future, may negatively affect our financial position and results of operations, and may adversely impact the comparability of results between periods.

We currently depend on the Kambi platform to operate our Sportsbook, and we intend to transition these operations to the SBT technology over time. As we plan and implement this transition, we may face a range of issues including the possibility that we may suffer service disruptions or impediments that make it more difficult for our customers to access our product offerings, all which could have a material adverse effect on our business, financial condition and results of operations.

We currently depend on Kambi and its platform to operate our Sportsbook product offering; however, we intend to transition Sportsbook to SBT technology over time. Any transition of Sportsbook technology currently provided by Kambi to that of SBT will be difficult to implement and could cause us to incur significant time and expense. Pursuant to an addendum entered into on July 23, 2020, we committed to pay Kambi for use of its platform until September 30, 2021. Until such time, any significant disruption of, or interference with, our use of Kambi would negatively impact our operations and our business could be seriously harmed. If our users are not able to access Sportsbook or encounter difficulties in doing so, we may lose users, and our business, financial condition and results of operations could be adversely affected.

In addition, Kambi may take actions beyond our control that could seriously harm our business, including discontinuing or limiting our access to its sports betting platform; increasing pricing terms; terminating or seeking to terminate our contractual relationship altogether; establishing more favorable relationships with one or more of our competitors; or modifying or interpreting its terms of service or other policies in a manner that impacts our ability to run our business and operations.

Risk Factors Relating to Our Common Stock

The trading price of our Class A common stock has been, and will likely continue to be, volatile and you could lose all or part of your investment.

The trading price of our Class A common stock has been, and will likely continue to be, volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our Class A common stock and our Class A common stock may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

Factors affecting the trading price of our Class A common stock may include:

•	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	changes in the market’s expectations about our operating results;

•	success of competitors;

•	lack of adjacent competitors;

•	our operating results failing to meet the expectation of securities analysts or investors in a particular period;

•	changes in financial estimates and recommendations by securities analysts concerning DraftKings or the industries in which we operate in general;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	our ability to market new and enhanced products and services on a timely basis;

•	changes in laws and regulations affecting our business;

•	commencement of, or involvement in, litigation involving us;

•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

•	the volume of shares of our Class A common stock available for public sale;

•	any major change in our board or management;

•	sales of substantial amounts of our Class A common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and

•	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of our Class A common stock irrespective of our operating performance. The stock market in general, and The Nasdaq Stock Market, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the affected companies. The trading prices and valuations of these stocks, and of our Class A common stock, may not be predictable. A loss of investor confidence in the market for the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our Class A common stock also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

Sales of substantial amounts of Class A common stock in the public market, or the perception that such sales may occur, could cause the market price for our Class A common stock to decline.

The sale of shares of our Class A common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our Class A common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

There were a total of 396.3 million shares of our Class A common stock outstanding as of December 31, 2020. In addition, we have reserved a total of 52.2 million shares of Class A common stock for issuance under the DraftKings Inc. 2020 Incentive Plan (the “Incentive Plan”) and 5.8 million shares under the DraftKings Employee Stock Purchase Plan (the “ESPP”). Additionally, each of our Incentive Plan and ESPP currently provide for an automatic increase in the number of shares that will be reserved for issuance. Any shares of Class A common stock that we issue under our Incentive Plan, ESPP or other equity incentive plans that we may adopt in the future would dilute the percentage ownership held by holders of Class A common stock.

In connection with the Business Combination and equity offerings by the Company, we, our executive officers and directors and selling stockholders entered into agreements restricting their ability to sell their shares of Class A common stock. As restrictions on resale have ended or if these stockholders exercise their sale, exchange or registration rights and sell shares or are perceived by the market as intending to sell shares, the market price of our shares of Class A common stock could drop significantly. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of Class A common stock or other securities.

In the future, we may also issue securities in connection with investments, acquisitions or capital raising activities. In particular, the number of shares of our Class A common stock issued in connection with an investment or acquisition, or to raise additional equity capital, could constitute a material portion of our then-outstanding shares of our Class A common stock. Any such issuance of additional securities in the future may result in additional dilution to you or may adversely impact the price of our Class A common stock.

We may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and stock price, which could cause you to lose some or all of your investment.

We may be forced to write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject. Accordingly, a stockholder could suffer a reduction in the value of their shares.

The coverage of our business or our Class A common stock by securities or industry analysts or the absence thereof could adversely affect our securities and trading volume.

The trading market for our Class A common stock is influenced in part by the research and other reports that industry or securities analysts publish about us or our business or industry from time to time. We do not control these analysts, or the content and opinions included in their reports. Analysts who publish information about our securities may have had relatively little experience with our company given our history, which could affect their ability to accurately forecast our results and make it more likely that we fail to meet their estimates. If analysts do cover us and one or more of them downgrade our securities, or if they issue other unfavorable commentary about us or our industry or inaccurate research, our stock price would likely decline. Furthermore, if one or more of these analysts cease coverage or fail to regularly publish reports on us, we could lose visibility in the financial markets. Any of the foregoing would likely cause our stock price and trading volume to decline.

Because we are a “controlled company” under The Nasdaq Stock Market listing standards, our stockholders may not have certain corporate governance protections that are available to stockholders of companies that are not controlled companies.

So long as more than 50% of the voting power for the election of directors of DraftKings is held by an individual, a group or another company, we will qualify as a “controlled company” under The Nasdaq Stock Market listing requirements. Mr. Robins controls a majority of the voting power of our outstanding capital stock. As a result, we are a “controlled company” under The Nasdaq Stock Market listing standards and are not subject to the requirements that would otherwise require us to have: (i) a majority of independent directors; (ii) a nominating committee comprised solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (iv) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee comprised solely of independent directors.

Mr. Robins may have his interest in DraftKings diluted due to future equity issuances or his own actions in selling shares of Class A common stock, in each case, which could result in a loss of the “controlled company” exemption under The Nasdaq Stock Market listing rules. We would then be required to comply with those provisions of The Nasdaq Stock Market listing requirements.

Our dual class structure has the effect of concentrating voting power with our Chief Executive Officer and Co-Founder, which limits an investor’s ability to influence the outcome of important transactions, including a change in control.

Shares of our Class B common stock have 10 votes per share, while shares of our Class A common stock have one vote per share. Mr. Robins, one of the founders of DraftKings, holds all of the issued and outstanding shares of our Class B common stock. Accordingly, Mr. Robins holds approximately 90% of the voting power of our capital stock on a fully-diluted basis and will be able to control matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Mr. Robins may have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of DraftKings, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of DraftKings, and might ultimately affect the market price of shares of our Class A common stock.

Our dual class structure may affect the trading price of our Class A common stock.

Our dual class structure may result in volatility in the market price of our Class A common stock whether due to adverse publicity or reaction from institutional or other investors or proxy advisory firms. For example, certain index providers have announced restrictions on including companies with multiple- class share structures in certain of their indices. In July 2017, FTSE Russell and S&P Dow Jones announced that they would cease to allow most newly public companies with dual or multi-class capital structures to be included in their indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400 and S&P SmallCap 600, which together make up the S&P Composite 1500. Beginning in 2017, MSCI, a leading stock index provider, opened public consultations on their treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices; however, in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. Under the announced policies, our dual class capital structure would make us ineligible for inclusion in certain indices, and as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track those indices will not be investing in our stock. These policies are still fairly new and it is as of yet unclear what effect, if any, they will have on the valuations of publicly traded companies excluded from the indices, but it is possible that they may depress these valuations compared to those of other similar companies that are included. Because of our dual class structure, we have been and will likely continue to be excluded from certain of these indexes and we cannot assure you that other stock indexes will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion from stock indexes would likely preclude investment by many of these funds and could make shares of our Class A common stock less attractive to other investors. As a result, the market price of shares of our Class A common stock could be adversely affected.

Nevada law and provisions our amended and restated articles of incorporation and bylaws could make a takeover proposal more difficult.

Our organizational documents are governed by Nevada law. Certain provisions of Nevada law and of our amended and restated articles of incorporation and bylaws could discourage, delay, defer or prevent a merger, tender offer, proxy contest or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares of Class A common stock held by our stockholders. These provisions provide for, among other things:

•	the ability of our Board to issue one or more series of preferred stock;

•	stockholder action by written consent only until the first time when Mr. Robins ceases to beneficially own a majority of the voting power of our capital stock;

•	certain limitations on convening special stockholder meetings;

•	advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings;

•

amendment of certain provisions of the organizational documents only by the affirmative vote of (i) a majority of the voting power of our capital stock so long as Mr. Robins beneficially owns shares representing a majority of the voting power of our capital stock and (ii) at least two-thirds of the voting power of the capital stock from and after the time that Mr. Robins ceases to beneficially own shares representing a majority of the voting power of our voting stock; and

•	a dual class common stock structure, which provides Mr. Robins with the ability to control the outcome of matters requiring stockholder approval, even though Mr. Robins owns less than a majority of the outstanding shares of our capital stock.

These anti-takeover provisions as well as certain provisions of Nevada law could make it more difficult for a third party to acquire DraftKings, even if the third party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares. If prospective takeovers are not consummated for any reason, we may experience negative reactions from the financial markets, including negative impacts on the price of our common stock. These provisions could also discourage proxy contests and make it more difficult for our stockholders to elect directors of their choosing and to cause us to take other corporate actions.

Our amended and restated articles of incorporation designate the Eighth Judicial District Court of Clark County, Nevada as the exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

Our amended and restated articles of incorporation require that, to the fullest extent permitted by law, and unless we otherwise consent in writing to the selection of an alternative forum, the Eighth Judicial District Court of Clark County, Nevada (or if the Eighth Judicial District Court of Clark County, Nevada does not have jurisdiction, any other state district court located in the State of Nevada, and if no state district court in the State of Nevada has jurisdiction, any federal court located in the State of Nevada), will be the exclusive forum for each of the following:

•	any action or proceeding brought in the name or right of DraftKings or on its behalf;

•	any action asserting a claim for breach of any fiduciary duty owed by any director, officer, employee or agent of DraftKings to DraftKings or its stockholders;

•	any action asserting a claim arising pursuant to any provision of NRS Chapters 78 or 92A, our amended and restated articles of incorporation or our bylaws;

•	any action to interpret, apply, enforce or determine the validity of our amended and restated articles of incorporation or our bylaws; or

•	any action asserting a claim governed by the internal affairs doctrine.

The exclusive forum provision provides federal courts located in the State of Nevada as the forum for suits brought to enforce any duty or liability for which Section 27 of the Exchange Act establishes exclusive jurisdiction with the federal courts, or any other claim for which the federal courts have exclusive jurisdiction. In addition, Section 22 of the Securities Act provides that federal and state courts have concurrent jurisdiction over lawsuits brought the Securities Act or the rules and regulations thereunder. To the extent the exclusive forum provision restricts the courts in which claims arising under the Securities Act may be brought, there is uncertainty as to whether a court would enforce such a provision. We note that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Although we believe this provision will benefit DraftKings by providing increased consistency in the application of Nevada law in the types of lawsuits to which it applies, the provision may have the effect of discouraging lawsuits against our directors and officers.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2020, we had approximately 350,000 square feet of leased office space. Our corporate headquarters is located in Boston, Massachusetts and consists of approximately 125,000 square feet under a lease that expires in 2029, subject to our option to extend the term for two successive terms of five years each, or our right to early termination. Our lease and our rights under this lease are subordinated under a lien of mortgage. In addition to our corporate headquarters, our B2C business operates in several other cities in the United States and in Dublin Ireland. We use our corporate headquarters and our other facilities primarily for our management, technology, product design, sales and marketing, finance, legal, human resources, general administrative and information technology teams.

Our B2B business primarily operates on the Isle of Man, with technology, product design and trading teams based in Bulgaria and Ukraine. Our general administration office is in Israel and our commercial support office is in London. We also have offices in Gibraltar and Malta.

We intend to procure additional space as we add employees and expand geographically. We believe that our current facilities are adequate to meet our needs for the immediate future and that suitable additional space will be available to accommodate any expansion of our operations as needed.

Item 3. Legal Proceedings.

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

On November 16, 2016, the DFS defendants filed a motion to compel arbitration against all named plaintiffs except one plaintiff asserting claims against the DFS defendants as a concerned citizen of the State of Florida (the “Concerned Citizen Claims”). On November 27, 2019, the Court granted the DFS defendants’ motion to compel arbitration with respect to all named plaintiffs other than a small set of plaintiffs who are family members of individuals who have DraftKings or FanDuel accounts and who assert claims under various state laws regarding gambling (the “Family Member Plaintiffs”). On March 9, 2020, the DFS defendants moved to dismiss the Family Member Plaintiffs’ claims and the Concerned Citizen Claims. On April 7, 2020, an opposition to the motion to dismiss the Concerned Citizen Claim was filed. On April 20, 2020, the Family Member Plaintiffs filed their opposition to the DFS defendants’ motion to dismiss, and on April 29, 2020, the Family Member Plaintiffs filed a motion for leave to amend the First Amended Master Class Action Complaint. On May 11, 2020, the DFS defendants filed their reply in support of their motion to dismiss the Family Member Plaintiffs’ claims and the Concerned Citizen Claim, and on May 13, 2020, the DFS defendants filed their opposition to the Family Member Plaintiffs’ motion for leave to amend the First Amended Master Class Action Complaint. On March 5, 2020, one named plaintiff with respect to whom the motion to compel was granted filed a renewed motion to remand his case to state court. On May 29, 2020, we filed an opposition to that motion.

We intend to vigorously defend this case. If the plaintiffs were to obtain a judgment in their favor in this lawsuit, we may be subject to substantial damages and we may have to withdraw our DFS operations in certain states. We have established an accrual for this matter. We cannot predict with any degree of certainty the outcome of this suit.

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

On November 6, 2020, the same law firm filed a complaint against DraftKings in Massachusetts Superior Court (Suffolk County), entitled Aaron Abramson, et al. v. DraftKings. In Abramson, the same law firm is seeking, among other things, to compel arbitration against DraftKings on behalf of nine-hundred and ninety-nine (999) individuals. On January 4, 2021, DraftKings and plaintiffs filed a Joint Motion to Transfer Action to Business Litigation Section. On January 5, 2021, DraftKings filed a counterclaim for declaratory relief.

We intend to vigorously defend all claims. If the claimants successfully compel arbitration and then obtain arbitral awards in their favor, we could be subject to substantial damages and we could be restricted from offering DFS contests in certain states. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages arising from the potential arbitrations (if such arbitrations are compelled).

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

On May 24, 2018, the Texas Attorney General answered the complaint filed in Travis County, Texas.

FanDuel filed a petition in intervention on August 24, 2018, seeking essentially the same relief as DraftKings seeks. The Court entered an updated scheduling order setting the case for a non-jury trial on April 20, 2021. The parties subsequently filed an agreed motion to extend the scheduling order seeking, among other things, to change the non-jury trial date to March 8, 2022.

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

On June 17, 2020, we filed petitions for IPRs with the PTAB challenging the validity of each of the IG Patents. The PTAB instituted review for the ’901, ’231, and ’967 patents but denied institution for the ‘302 Patent. On February 5, 2021, we filed a request for rehearing regarding the decision on the ‘302 Patent.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

DraftKings’ Class A common stock trades on the Nasdaq under the symbol “DKNG”. Prior to April 24, 2020 and before the completion of the business combination with SBTech (Global) Limited and Diamond Eagle Acquisition Corp, the Class A common stock of Diamond Eagle Acquisition Corp traded on the Nasdaq under the ticker symbol “DEAC”.

Holders

As of February 24, 2021, there were 916 holders of record of our Class A common stock. In addition to holders of record of our Class A common stock we believe there is a substantially greater number of “street name” holders or beneficial holders whose Class A common stock is held of record by banks, brokers and other financial institutions.

There is no public market for our Class B Common Stock and one holder of record of our Class B common stock as of February 24, 2021.

Dividend Policy

We have not paid any cash dividends on our Class A common stock to date. The payment of cash dividends is subject to the discretion of our Board of Directors and may be affected by various factors, including our future earnings, financial condition, capital requirements, share repurchase activity, current and future planned strategic growth initiatives, levels of indebtedness, and other considerations our Board of Directors deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12 of this Form 10-K and Note 10, Stock-Based Compensation of the Notes to Consolidated Financial Statements included herein for additional information required.

Stock Price Performance

The graph above compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the Standard & Poor’s (“S&P”) 500 Consumer Discretionary Index and the Nasdaq Composite Index. The graph assumes an initial investment of $100 in our common stock at the market close on July 25, 2019, which was our initial trading day. Data for the S&P 500 Consumer Discretionary Index and the Nasdaq Composite Index assume reinvestment of dividends. Total return equals stock price appreciation plus reinvestment of dividends.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None, other than the shares repurchased pursuant to net settlement by employees in satisfaction of income tax withholding obligations incurred through the vesting of stock awards.

Item 6. Selected Consolidated Financial Data.

The following tables provide our historical selected consolidated financial and other data for the periods indicated. We have derived the selected consolidated statements of operations data for the fiscal years ended December 31, 2020, 2019, and 2018 and the selected consolidated balance sheet data as of December 31, 2020 and 2019 from our audited consolidated financial statements included elsewhere in this Annual Report. We have derived the selected consolidated statement of operations data for the fiscal year ended December 31, 2017 and the selected consolidated balance sheet data as of December 31, 2018 from our audited consolidated financial statements, which are not included in this Annual Report. The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this Annual Report. The selected consolidated financial data in this section are not intended to replace our audited financial statements. Our historical results are not necessarily indicative of our results in any future period.

	Year
(in thousands, except per share data)	2020 (1)	2019	2018	2017
Consolidated Statements of Operations Data:
Revenue	$614,532	$323,410	$226,277	$191,844
Loss from operations	$(843,256)	$(146,545)	$(76,781)	$(73,198)
Interest (expense) income, net	$(1,070)	$1,348	$666	$(1,541)
Net loss	$(844,270)	$(142,734)	$(76,220)	$(75,556)
Loss per share attributable to common stockholders:	$(2.76)	$(0.77)	$(0.45)	$(0.51)

Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(337,875)	$(78,880)	$(45,579)	$(88,437)
Net cash used in investing activities	$(227,341)	$(42,271)	$(26,672)	$(7,715)
Net cash provided by financing activities	$2,306,299	$79,776	$140,892	$118,531

(in thousands)	Year
Consolidated Balance Sheets Data:	2020 (1)	2019	2018
Total assets	$3,439,329	$330,725	$299,393
Total liabilities (2)	$742,540	$380,305	$223,343
Total stockholders’ equity (deficit) (3)	$2,696,789	$(49,580)	$76,050

(1) On April 23, 2020, the business combination with SBTech (Global) Limited and Diamond Eagle Acquisition Corp was completed. The consolidated statements of operations data for the fiscal year ended December 31, 2020 does not give pro forma effect to the impact of the Business Combination (i.e., does not include SBTech results for 2018, 2019, and Jan 1 through April 23, 2020) and, as a result, the results reflected in this section may not be indicative of our results going forward. See the section entitled “Unaudited Pro Forma Condensed Combined Financial Information” included elsewhere in this Annual Report.

(2) Beginning in 2019, DraftKings issued subordinated convertible promissory notes to certain investors. Upon the consummation of the Business Combination, the mandatory conversion feature was triggered. All outstanding convertible promissory notes were converted to equity in 2020.

(3) In 2020, as part of the Business Combination, Class A common stock was issued, in relation to DEAC shares being recapitalized, and Class B common stock was issued to our Chief Executive Officer. In addition, we issued Class A common stock resulting from two public offerings and the exercise of warrants in 2020.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with other sections of this Annual Report, including “Item 1. Business,” “Item 6. Selected Financial Data,” and the accompanying Consolidated Financial Statements and related Notes included elsewhere in this Report. Unless otherwise indicated, the terms “DraftKings,” “we,” “us,” or “our” refer to DraftKings Inc., a Nevada corporation, together with its consolidated subsidiaries.

Our Business

We are a digital sports entertainment and gaming company. We provide users with DFS, Sportsbook and iGaming opportunities, and we are also involved in the design, development, and licensing of sports betting and casino gaming software for online and retail sportsbook and casino gaming products.

Our mission is to make life more exciting by responsibly creating the world’s favorite real-money games and betting experiences. We accomplish this by creating an environment where our users can find enjoyment and fulfillment through daily DFS, Sportsbook and iGaming.

We make deliberate and substantial investments in support of our mission and long-term growth. For example, we have invested in our products and technology in order to continually launch new product innovations, improve marketing, merchandising, and operational efficiency through data science, and deliver a great user experience. We also make significant investments in sales and marketing and incentives to grow and retain our paid user base, including personalized cross-product offers and promotions, and promote brand awareness to attract the “skin-in-the-game” sports fan. Together, these investments have enabled us to create a leading product offering built on scalable technology, while attracting a user base that has resulted in the rapid growth of our business.

Our priorities are to (a) continue to invest in our products and services, (b) launch our product offerings in new geographies, (c) effectively integrate SBTech to form a vertically integrated business, (d) create replicable and predictable state-level unit economics in sports betting and iGaming and (e) expand our consumer offerings. When we launch Sportsbook and iGaming offerings in a new jurisdiction, we invest in user acquisition, retention and cross-selling until the new jurisdiction provides a critical mass of users engaged across our product offerings.

Our current technology is highly scalable with relatively minimal incremental spend required to launch our product offerings in new jurisdictions. We will continue to manage our fixed-cost base in conjunction with our market entry plans and focus our variable spend on marketing, user experience and support and regulatory compliance to become the product of choice for users and the partner of choice for regulators. We expect to further improve our profitability (excluding the impact of amortization of acquired intangibles) through cost synergies and new opportunities driven by vertical integration with SBTech’s technology and expertise.

Our path to profitability is based on the acceleration of positive contribution profit growth driven by marketing efficiencies as we transition from local to regional to national advertising and scale benefits on the technology development component of our cost of revenue. On a consolidated Adjusted EBITDA basis, we expect to achieve profitability when total contribution profit exceeds the fixed costs of our business, which depends, in part, on the percentage of the U.S. adult population that has access to our product offerings and the other factors summarized in the section entitled “Cautionary Statement Regarding Forward-Looking Statements”.

Basis of Presentation

We operate two complementary business segments: our B2C business and our B2B business.

B2C

Our B2C business is comprised of the legacy DraftKings business, which includes our DFS, Sportsbook and iGaming product offerings. Across these principal offerings, we offer users a single integrated product that provides one account, one wallet, a centralized payment system and responsible gaming controls. Currently, we operate our B2C segment primarily in the United States.

B2B

Our B2B business is comprised of the entirety of the operations of SBTech, which we acquired on April 23, 2020. Our B2B segment’s principal activities involve the design and development of sports betting and casino gaming software. Our B2B services are delivered through our proprietary software, and our complementary service offerings include trading and risk management and support for reporting, customer management and regulatory reporting requirements. The operations of our B2B segment are concentrated mainly in Europe and Asia, with a growing presence in the United States.

Impact of COVID-19

The COVID-19 pandemic has adversely impacted global commercial activity, disrupted supply chains and contributed to significant volatility in financial markets. In 2020, the COVID-19 pandemic adversely impacted many different industries. The ongoing COVID-19 pandemic could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the extent and the duration of the impact of COVID-19. The COVID-19 pandemic therefore presents material uncertainty and risk with respect to us and our performance and could affect our financial results in a materially adverse way.

To date, the primary impacts of the COVID-19 pandemic to us have been the suspension, cancellation and rescheduling of sports seasons and sporting events. Beginning in March and continuing through the end of the second quarter, many sports seasons and sporting events, including the MLB regular season, domestic soccer leagues and European Cup competitions, the NBA regular season and playoffs, the NCAA college basketball tournament, the Masters golf tournament, and the NHL regular season and playoffs, were suspended or cancelled. The suspension of sports seasons and sporting events reduced customers’ use of, and spending on, our Sportsbook and DFS product offerings. Starting in the third quarter and continuing into the fourth quarter of our fiscal year, major professional sports leagues resumed their activities. The MLB began its season after a three-month delay and also completed the World Series, the NHL resumed its season and completed the Stanley Cup Playoffs, the Masters golf tournament was held, most domestic soccer leagues resumed and several European cup competitions were held, and the NFL season began on its regular schedule. During this period, the NBA also resumed its season, completed the NBA Finals and commenced its 2020-2021 season. The return of major sports and sporting events, as well as the unique and concentrated sports calendar, generated significant user interest and activity in our Sportsbook and DFS product offerings. However, the possibility remains that sports seasons and sporting events may be suspended, cancelled or rescheduled due to COVID-19 outbreaks. The suspension and alteration of sports seasons and sporting events earlier in the year reduced customers’ use of, and spending on, our Sportsbook and DFS product offerings and caused us to issue refunds for canceled events. Additionally, while retail casinos where we have branded Sportsbooks and DFS have reopened, they continue to operate with reduced capacity.

Our revenues vary based on sports seasons and sporting events amongst other things, and cancellations, suspensions or alterations resulting from COVID-19 have the potential to adversely affect our revenue, possibly materially. However, our product offerings that do not rely on sports seasons and sporting events, such as iGaming, may partially offset this adverse impact on revenue. DraftKings is also innovating to develop more products that do not rely on traditional sports seasons and sporting events, for example, products that permit wagering and contests on events such as eSports, simulated NASCAR and League of Legends.

A significant or prolonged decrease in consumer spending on entertainment or leisure activities would likely have an adverse effect on demand for our product offerings, reducing cash flows and revenues, and thereby materially harming our business, financial condition and results of operations. In addition, a recurrence of COVID-19 cases or an emergence of additional variants or strains could cause other widespread or more severe impacts depending on where infection rates are highest.  As steps taken to mitigate the spread of COVID-19 have necessitated a shift away from a traditional office environment for many employees, we have business continuity programs in place to ensure that employees are safe and that the business continues to function with minimal disruptions to normal work operations while employees work remotely. We will continue to monitor developments relating to disruptions and uncertainties caused by COVID-19.

Financial Highlights and Trends

The following table sets forth a summary of our financial results for the periods indicated and is derived from our consolidated financial statements for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
(amounts in thousands)	2020	2019	2018
Revenue (1)	$614,532	$323,410	$226,277
Pro Forma Revenue (2)	643,502	431,834	n/a
Net Loss (1)	(844,270)	(142,734)	(76,220)
Pro Forma Net Loss (2)	(855,196)	(173,962)	n/a
Adjusted EBITDA (3)	(391,919)	(98,640)	(58,850)
Pro Forma Adjusted EBITDA (3)	(395,928)	(78,224)	n/a

n/a = not applicable

(1)	Due to the timing of the Business Combination (as defined below), the twelve-month period ended December 31, 2020 reflects B2B/SBTech activity from April 24, 2020 onwards, and the twelve-month period ending December 31, 2019 and 2018 do not reflect any B2B/SBTech activity.

(2)	Assumes that the Business Combination was consummated on January 1, 2019. See “Comparability of Financial Results” below.

(3)	Adjusted EBITDA and Pro Forma Adjusted EBITDA are non-GAAP financial measures. See “Non-GAAP Information” below for additional information about these measures and a reconciliation of these measures.

In 2020, revenue grew by $291.1 million over 2019, of which $75.6 million was attributable to the acquisition of SBTech and $215.5 million reflected the strong performance of our B2C product offerings in the first quarter prior to the outbreak of COVID-19, several new state launches for our Sportsbook and iGaming product offerings and, in the third and fourth quarters of 2020, increased engagement with our Sportsbook and iGaming product offerings as well as growth in DFS revenues when sporting events resumed.

Pro forma revenue increased by $211.7 million during 2020, compared to 2019, mainly reflecting the performance of our B2C segment, as discussed above.

Comparability of Financial Results

On April 23, 2020, we completed the business combination, by and among DEAC, Old DK and SBTech (the “Business Combination”). The Business Combination resulted in, among other things, a considerable increase in amortizable intangible assets and goodwill. The amortization of acquired intangibles has materially increased our consolidated cost of sales (and adversely affected our consolidated gross profit margin) for periods after the acquisition and is expected to continue to do so for the foreseeable future. As a result of the Business Combination, we became a public company listed on The Nasdaq Stock Market LLC and have hired personnel and incurred costs that are necessary and customary for our operations as a public company, which has contributed to, and is expected to continue to contribute to, higher general and administrative costs.

In June 2020, we issued 16.0 million new shares of our Class A common stock in a public offering for net proceeds, before expenses, of approximately $620.8 million.

On July 7, 2020, we redeemed all of our outstanding public warrants that had not been exercised as of July 2, 2020, which resulted in the exercise of 17.6 million public warrants for proceeds to us of $201.5 million and the redemption of 78 thousand public warrants at a redemption price of $0.01 per warrant.

In October 2020, we issued an additional 20.8 million shares of Class A common stock for net proceeds, before expenses, of approximately $1.1 billion.

We had cash on hand, excluding cash held on behalf of customers, of $1.8 billion as of December 31, 2020, compared to $76.5 million as of December 31, 2019.

The following discussion of our results of operations for 2020 includes the financial results of SBTech from April 24, 2020, the day following the completion of the Business Combination, through December 31, 2020. Accordingly, our consolidated results of operations for 2020 are not comparable to our consolidated results of operations for prior periods and may not be comparable with our consolidated results for future periods. Our B2C segment results, presented and discussed below, are comparable to DraftKings’ legacy operations and our reported consolidated results for prior periods.

To facilitate comparability between periods, we have included in this Annual Report a supplemental discussion of our unaudited pro forma results of operations for 2020 compared with 2019. Those pro forma results were prepared giving effect to the Business Combination as if it had been consummated on January 1, 2019, and are based on estimates and assumptions, which we believe are reasonable and consistent with Article 11 of Regulation S-X.

Key Performance Indicators – B2C Operations

Monthly Unique Payers (“MUPs”). MUPs is the average number of unique paid users (“unique payers”) that use our B2C product offerings on a monthly basis.

MUPs is a key indicator of the scale of our B2C user base and awareness of our brand. We believe that year-over-year MUPs is also generally indicative of the long-term revenue growth potential of our B2C segment, although MUPs in individual periods may be less indicative of our longer-term expectations. We expect the number of MUPs to grow as we attract, retain and re-engage users in new and existing jurisdictions and expand our product offerings to appeal to a wider audience.

We define MUPs as the number of unique payers per month who had a paid engagement (i.e., participated in a real-money DFS contest, sports bet, or casino game) across one or more of our product offerings via our technology. For reported periods longer than one month, we average the MUPs for the months in the reported period.

A “unique paid user” or “unique payer” is any person who had one or more paid engagements via our B2C technology during the period (i.e., a user that participates in a paid engagement with one of our B2C product offerings counts as a single unique paid user or unique payer for the period). We exclude users who have made a deposit but have not yet had a paid engagement. Unique payers or unique paid users include users who have participated in a paid engagement with promotional incentives, which are fungible with other funds deposited in their wallets on our technology. The number of these users included in MUPs has not been material to date and a substantial majority of such users are repeat users who have had paid engagements both prior to and after receiving incentives.

The chart below presents our MUPs for the years ended 2020, 2019, and 2018 respectively:

Average Revenue per MUP (“ARPMUP”). ARPMUP is the average B2C segment revenue per MUP, and this key metric represents our ability to drive usage and monetization of our B2C product offerings. The chart below presents our ARPMUP for 2020, 2019, and 2018 respectively:

We define and calculate ARPMUP as the average monthly B2C segment revenue for a reporting period, divided by MUPs (i.e., the average number of unique payers) for the same period.

Our period-on-period increase in MUPs for 2020 compared to 2019 reflects growth in DFS, the expansion of our Sportsbook and iGaming product offerings into new states and increased response rates to our advertising spending, partially offset by the negative impact of COVID-19 on our MUPs for Sportsbook and DFS primarily during the second quarter and early in the third quarter. ARPMUP increased in 2020 compared to 2019 due to our continued focus on driving engagement across our B2C product offerings, specifically with our Sportsbook and iGaming products being offered in additional jurisdictions. As a result, we experienced a favorable change in revenue mix as a higher percentage of our total customers engaged with our Sportsbook and iGaming product offerings.

Non-GAAP Information

This Annual Report includes Adjusted EBITDA and Pro Forma Adjusted EBITDA, which are non-GAAP performance measures that we use to supplement our results presented in accordance with U.S. GAAP. We believe Adjusted EBITDA and Pro Forma Adjusted EBITDA are useful in evaluating our operating performance, similar to measures reported by our publicly-listed U.S. competitors, and regularly used by security analysts, institutional investors and other interested parties in analyzing operating performance and prospects. Adjusted EBITDA and Pro Forma Adjusted EBITDA are not intended to be a substitute for any U.S. GAAP financial measure. As calculated, it may not be comparable to other similarly titled measures of performance of other companies in other industries or within the same industry.

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

Adjusted EBITDA

The table below presents our Adjusted EBITDA reconciled to our net loss, the closest U.S. GAAP measure, for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
(amounts in thousands)
Net Loss	$(844,270)	$(142,734)	$(76,220)
Adjusted for:
Depreciation and amortization (excluding acquired intangibles)	26,894	13,636	7,499
Amortization of acquired intangibles	50,516	—	—
Interest expense (income), net	1,070	(1,348)	(666)
Income tax (benefit) provision	(622)	58	105
Stock-based compensation (1)	325,038	17,613	7,210
Transaction-related costs (2)	36,406	10,472	—
Litigation, settlement, and related costs (3)	6,839	3,695	3,222
Other non-recurring costs and special project costs (4)	5,644	2,489	—
Other non-operating costs (5)	566	(2,521)	—
Adjusted EBITDA	$(391,919)	$(98,640)	$(58,850)
Adjusted EBITDA by segment:
B2C	$(393,461)	$(98,640)	$(58,850)
B2B	$1,542	$—	$—

(1)	The amounts for 2020, 2019, and 2018 primarily reflect stock-based compensation expenses resulting from the issuance of awards under long-term incentive plans and, in 2020, the issuance of our Class B shares (which have no economic or conversion rights) to our CEO.

(2)	Includes capital markets advisory, consulting, accounting and legal expenses related to evaluation, negotiation and integration costs incurred in connection with transactions and offerings, including the Business Combination. Also includes bonuses, paid in the second quarter of 2020, to certain employees in connection with the consummation of the Business Combination.

(3)	Includes primarily external legal costs related to litigation and litigation settlement costs deemed unrelated to our core business operations.

(4)	Includes primarily consulting, advisory and other costs relating to non-recurring items and special projects, including, for 2020, the implementation of internal controls over financial reporting and tax advisory costs and, for 2019, the cost of our move to our new Boston headquarters and executive search costs.

(5)	Includes our equity method share of the investee’s losses in 2020 and, in 2019, a gain recorded upon a contribution of assets to an equity method investee, net of our equity method share of the investee’s losses.

Pro Forma Adjusted EBITDA

The table below presents our Non-GAAP Pro Forma Adjusted EBITDA reconciled to our pro forma net loss, for the periods indicated:

	Year Ended December 31,
	2020	2019
(amounts in thousands)
Net Loss	$(855,196)	$(173,962)
Adjusted for:
Depreciation and amortization (excluding acquired intangibles)	28,024	16,933
Amortization of acquired intangibles	72,431	71,079
Interest expense (income), net	1,530	(1,173)
Income tax provision (benefit)	3,074	(13,118)
Stock-based compensation (1)	335,660	18,354
Transaction-related costs (2)	5,500	—
Litigation, settlement, and related costs (3)	6,839	3,695
Other non-recurring costs and special project costs (4)	5,644	2,489
Other non-operating costs (5)	566	(2,521)
Adjusted EBITDA	$(395,928)	$(78,224)

(1)	The amounts for 2020 and 2019 primarily reflect stock-based compensation expenses resulting from the issuance of awards under long-term incentive plans, and, in 2020, the issuance of our Class B shares (which have no economic or conversion rights) to our CEO, and $10.9 million due to the satisfaction of the performance condition, immediately prior to the consummation of the Business Combination, on stock-based compensation awards granted to SBTech employees in prior periods.

(2)	Includes capital markets advisory, consulting, accounting and legal expenses related to evaluation, negotiation and integration costs incurred in connection with transactions and offerings. The transaction costs related to the Business Combination described in Note 3 of the Consolidated Financial Statements included elsewhere in this Annual Report have been eliminated in calculating our pro forma net income for 2020 pursuant to the principles of Article 11 of Regulation S-X.

(3)	Includes primarily external legal costs related to litigation and litigation settlement costs deemed unrelated to our core business operations.

(4)	Includes primarily consulting, advisory and other costs relating to non-recurring items and special projects, including, for 2020, the implementation of internal controls over financial reporting and tax advisory costs and, for 2019, the cost of our move to our new Boston headquarters and executive search costs.

(5)	Includes our equity method share of the investee’s losses in 2020 and, in 2019, a gain recorded upon a contribution of assets to an equity method investee, net of our equity method share of the investee’s losses.

Key Factors Affecting Our Results

Our financial position and results of operations depend to a significant extent on the following factors:

Industry Opportunity and Competitive Landscape

We operate within the global entertainment and gaming industries, which are comprised of diverse products and offerings that compete for consumers’ time and disposable income. Our short-to-medium term focus is on the North American regulated gaming industry, particularly the opportunity in online sports betting and iGaming. We believe our industry-leading product offerings, strong technology services, nine years of U.S. online and mobile gaming experience, established brand and vertically integrated solutions make us a partner of choice for state regulators, professional sports leagues and teams, gaming companies, retail and online sportsbooks, and other sports entertainment and related businesses.

As we prepare to enter new jurisdictions, we expect to face significant competition from other established industry players, some of which may have more experience in sports betting and iGaming and access to more resources. We believe our analytics and technology, and the lessons learned from our DFS operations and prior launches of our online Sportsbook and iGaming product offerings will enable us to capture significant market share in newly available jurisdictions.

Legalization, Regulation and Taxation

Our financial prospects depend on legalization of online sports betting and iGaming across more of the United States, a trend that we believe is in its infancy after the U.S. Supreme Court struck down PASPA in May 2018. Our strategy is to expand our Sportsbook and iGaming offerings in new jurisdictions as they are legalized and become accessible. As of December 31, 2020, 22 U.S. states and the District of Columbia have legalized either retail or online sports betting. Of these 23 legal jurisdictions, 15 have legalized online sports betting. Of those 15 jurisdictions, 13 are live, and DraftKings operated in ten them.

The process of securing the necessary licenses or partnerships to operate in each jurisdiction may take longer than we anticipate. In addition, legislative or regulatory restrictions and product taxes may make it less attractive or more difficult for us to operate in a particular jurisdiction. For example, certain jurisdictions require us to have a relationship with a retail operator for online sportsbook access, which tends to increase our costs of revenue. States that have established state-run monopolies may limit opportunities for private sector participants like us. We nonetheless believe our acquisition of SBTech allows us to become a partner of choice to power state-run sportsbooks, as exemplified by SBTech’s agreement with the Oregon State Lottery.

States impose tax on regulated offerings, the rates of which may vary substantially between states and product offerings. Sales taxes may also apply in certain jurisdictions. We are also subject to a federal excise tax of 25 basis points on the amount of each sportsbook bet. Our growth prospects may suffer if we are unable to develop successful offerings or if we fail to pursue additional offerings. In addition, if we fail to make the right investment decisions in our offerings and technology products and services, we may not attract and retain key users and our revenue and results of operations may decline.

Ability to Acquire, Retain and Monetize Users

We grow our business by attracting new paid users to our products and offerings and increasing their level of engagement with our product offerings over time. To effectively attract and retain paid users and to re-engage former paid users, we invest in a variety of marketing channels in combination with personalized customer promotions, most of which can be used across all of our product offerings (such as free contest entries or bets or matching deposits). These investments and personalized promotions are intended to increase consumer awareness and drive engagement. While we are continuing to assess the efficiency of our marketing and promotion activities, our limited operating history and the relative novelty of the U.S. online sports betting and iGaming industries makes it difficult for us to predict when we will achieve our longer-term profitability objectives.

Managing Betting Risk

Sports betting and iGaming are characterized by an element of chance. Our revenue is impacted by variations in the hold percentage (the ratio of net win to total amount wagered) on bets placed on, or the actual outcome of, games or events on which users bet. Although our product offerings generally perform within a defined statistical range of outcomes, actual outcomes may vary for any given period, and a single large bet can have a sizeable impact on our short-term financial performance. Our hold is also affected by factors that are beyond our control, such as a user’s skill, experience and behavior, the mix of games played, the financial resources of users and the volume of bets placed. As a result of variability in these factors, actual hold rates on our products may differ from the theoretical win rates we have estimated and could result in the winnings of our gaming users exceeding those anticipated. We seek to mitigate these risks through data science and analytics and rules built into our technology, as well as active management of our amounts at risk at a point in time, but may not always be able to do so successfully, particularly over short periods, which can result in financial losses as well as revenue volatility.

Results of Operations

2020 Compared to 2019

The following table sets forth a summary of our consolidated results of operations for the years indicated, and the changes between periods.

	Year ended December 31,
	2020	2019	$Change	% Change
(in thousands, except percentages)
Revenue	$614,532	$323,410	$291,122	90.0%
Cost of revenue	346,589	103,889	242,700	233.6%
Sales and marketing	495,192	185,269	309,923	167.3%
Product and technology	168,633	55,929	112,704	201.5%
General and administrative	447,374	124,868	322,506	258.3%
Loss from operations	(843,256)	(146,545)	(696,711)	475.4%
Interest (expense) income, net	(1,070)	1,348	(2,418)	(179.4)%
Gain on initial equity method investment	—	3,000	(3,000)	n.m.
Loss before income tax (benefit) provision	(844,326)	(142,197)	(702,129)	493.8%
Income tax (benefit) provision	(622)	58	(680)	(1,172.4)%
Loss from equity method investment	566	479	87	18.2%
Net Loss	$(844,270)	$(142,734)	$(701,536)	491.5%

Revenue. Revenue increased by $291.1 million, or 90.0%, to $614.5 million in 2020 from $323.4 million in 2019. Of this increase, $75.6 million was attributable to revenue from SBTech, our new B2B segment.

Excluding the impact of the acquisition of SBTech, revenue would have increased by approximately $215.5 in 2020, reflecting the performance of our B2C segment. The increase was attributable to the strong performance of our B2C operations prior to the outbreak of COVID-19. Prior to March 11, 2020, our net revenue was up approximately 60% year-over-year, reflecting the launch of our online Sportsbook offering in Indiana, New Hampshire, Pennsylvania and West Virginia in the third and fourth quarters of 2019, and Iowa in the first quarter of 2020. Revenue declined versus the prior year beginning in mid-March 2020 due to the suspension and cancellation of sports seasons and sporting events. Revenue growth resumed when many of these seasons and sporting events returned towards the end of the second quarter and into the third and fourth quarters. Revenue growth also reflected the launch of our online Sportsbook product offering in Colorado, Illinois and Tennessee, the launch of our iGaming product offering in Pennsylvania and West Virginia, increased engagement with our Sportsbook and iGaming product offerings in previously launched states, and growth in DFS revenues in the third and fourth quarters. Year-over-year, MUPs for our B2C segment increased by 29.1% while ARPMUP increased by 29.0%.

Cost of Revenue.  Cost of revenue increased by $242.7 million, or 233.6%, to $346.6 million in 2020 from $103.9 million in 2019. Of this increase, $77.3 million was attributable to SBTech, including $50.5 million attributable to amortization of acquired intangibles.

Excluding the impact of the SBTech Acquisition, the increase would have been $165.4 million in 2020, reflecting the expanded product and geographic footprint of our B2C segment. This increase can be primarily attributed to an increase in product taxes due to expansion into new states and growth in existing states, an increase in technology costs and revenue share arrangements due to our expanded footprint and increased customer engagement and an increase in processing fees resulting from additional customer deposits. B2C segment cost of revenue as a percentage of B2C revenue increased by 24.3 percentage points to 56.4% in 2020 from 32.1% in 2019, mainly due to a change in revenue mix towards products with higher cost of revenue, investment in new geographies, and the adverse revenue impact of COVID-19 primarily in the second quarter of 2020. In general, our iGaming and Sportsbook product offerings produce revenue at a higher cost per revenue dollar relative to our more mature DFS offering.

Sales and Marketing. Sales and marketing expense increased by $309.9 million, or 167.3%, to $495.2 million in 2020 from $185.3 million in 2019. Our B2C segment accounted for substantially all of this increase, reflecting higher advertising and marketing spend to increase awareness and user acquisition for our Sportsbook and iGaming offerings, particularly in newly launched states; higher headcount; marketing technology and support costs; and an increase in stock-based compensation expense. While we decreased our advertising spending upon the outbreak of COVID-19 in mid-March of 2020, we increased advertising and customer acquisition marketing spending beginning in May 2020 and ramped up this spending in July 2020 with the resumption of major sports including the MLB, the NBA and the NHL, as well as the beginning of the NFL season in September 2020.

Product and Technology.  Product and technology expense increased by $112.7 million, or 201.5%, to $168.6 million in 2020 from $55.9 million in 2019. Of this increase, $43.0 million was attributable to SBTech. Excluding the impact of the SBTech Acquisition, the increase would have been $69.7 million, driven by an increase in stock-based compensation expense and an increase in product operations and engineering headcount.

General and Administrative.  General and administrative expense increased by $322.5 million, or 258.3%, to $447.4 million in 2020 from $124.9 million in 2019. Of this increase, $13.8 million was attributable to SBTech. Excluding the impact of the SBTech Acquisition, the increase would have been $308.7 million, driven by an increase in stock-based compensation expense, an increase in transaction costs, including transaction-related employee bonuses, and an increase in general and administrative headcount.

Interest (Expense) Income. Interest expense was $1.1 million in 2020 compared to interest income of $1.3 million in 2019.

Net Loss. Net loss increased by $701.5 million to $844.3 million in 2020 from $142.7 million in 2019, for the reasons discussed above.

Supplemental Unaudited Pro Forma Results for the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

Set forth below are our pro forma results of operations for the year ended December 31, 2020 compared with the year ended December 31, 2019. These pro forma results assume that the Business Combination, including our acquisition of SBTech, which comprises the entirety of our new B2B segment, occurred on January 1, 2019, and are based on estimates and assumptions, which we believe are reasonable. They are not the results that would have been realized had the Business Combination actually occurred on January 1, 2019 and are not indicative of our consolidated results of operations for future periods.

	Year ended December 31,
Pro Forma Information	2020	2019	$Change	% Change
(in thousands, except percentages)
Revenue	$643,502	$431,834	$211,668	49.0%
Cost of revenue	377,191	202,768	174,423	86.0%
Sales and marketing	499,342	194,672	304,670	156.5%
Product and technology	186,204	95,454	90,750	95.1%
General and administrative	430,791	129,714	301,077	232.1%
Loss from operations	(850,026)	(190,774)	(659,252)	345.6%
Interest (expense) income, net	(1,530)	1,173	(2,703)	(230.4)%
Gain on initial equity method investment	—	3,000	(3,000)	(100.0)%
Loss before income taxes	(851,556)	(186,601)	(664,955)	356.4%
Income tax provision (benefit)	3,074	(13,118)	16,192	123.4%
Loss from equity method investment	566	479	87	18.2%
Net Loss	$(855,196)	$(173,962)	$(681,234)	391.6%

Revenue. Pro forma revenue increased by $211.7 million, or 49.0%, to $643.5 million in 2020 from $431.8 million in 2019. Our B2C segment contributed $215.5 million of the pro forma revenue increase as discussed above, partially offset by a $3.8 million pro forma revenue decrease in our B2B segment, reflecting the suspension and cancellation of sports seasons and sporting events in 2020 due to COVID-19.

Cost of Revenue. Pro forma cost of revenue increased by $174.4 million, or 86.0%, to $377.2 million in 2020 from $202.8 million in 2019. Of this increase, $165.4 million was attributable to the performance of our B2C segment, as described above. The remaining $9.0 million of the increase was attributable to the pro forma performance of the B2B segment, driven by higher data provider and amortization costs.

Sales and Marketing. Pro forma sales and marketing expense increased by $304.7 million, or 156.5%, to $499.3 million in 2020 from $194.7 million in 2019. Substantially all of the increase was attributable to the performance of our B2C segment, as discussed above. Our B2B pro forma segment sales and marketing costs remained steady between periods, reflecting a modest headcount increase that was offset by a substantial decrease in conferences and other marketing spending following the outbreak of COVID-19.

Product and Technology. Pro forma product and technology expense increased by $90.8 million, or 95.1%, to $186.2 million in 2020 from $95.5 million in 2019. Of this increase, $69.7 million was attributable to the performance of our B2C segment, as discussed above. The remaining $21.1 million was attributable to the pro forma performance of the B2B segment, driven mainly by product operations and engineering headcount additions reflecting investment in technology innovation and the launch of new operations in the United States, as well as higher stock-based compensation including the satisfaction of the performance condition on awards previously granted to SBTech employees.

General and Administrative. Pro forma general and administrative expense increased by $301.1 million, or 232.1%, to $430.8 million in 2020 from $129.7 million in 2019. Pro forma general and administrative expense excludes approximately $30.7 million in transaction costs related to the Business Combination, including transaction-related bonuses, pursuant to the principles of Article 11 of Regulation S-X, which are included in our consolidated results of operations for 2020 discussed above. Most of the increase in general and administrative expense was related to higher stock-based compensation and B2C segment headcount additions, as discussed above. B2B segment pro forma general and administrative expense increased by $12.4 million, mainly reflecting higher stock-based compensation including the satisfaction of the performance condition, immediately prior to the consummation of the Business Combination, increased headcount, bad debt expense related to the insolvency of two customers, and costs related to the remediation of a cybersecurity incident.

Interest Income (Expense). Pro forma interest expense was $1.5 million in 2020 compared to pro forma interest income of $1.2 million in 2019.

Net Loss. Pro forma net loss increased by $681.2 million to $855.2 million in 2020 from $174.0 million in 2019, for the reasons discussed above.

2019 Compared to 2018

The following table sets forth a summary of our consolidated results of operations for the years indicated, and the changes between periods.

	Year ended December, 31
	2019	2018	$Change	% Change
(in thousands, except percentages)
Revenue	$323,410	$226,277	$97,133	42.9%
Cost of revenue	103,889	48,689	55,200	113.4%
Sales and marketing	185,269	145,580	39,689	27.3%
Product and technology	55,929	32,885	23,044	70.1%
General and administrative	124,868	75,904	48,964	64.5%
Loss from operations	(146,545)	(76,781)	(69,764)	90.9%
Interest income, net	1,348	666	682	102.4%
Gain on initial equity method investment	3,000	—	3,000	n.m.
Loss before income tax provision	(142,197)	(76,115)	(66,082)	86.8%
Income tax provision	58	105	(47)	(44.8)%
Loss from equity method investment	479	—	479	n.m.
Net Loss	$(142,734)	$(76,220)	$(66,514)	87.3%

n.m. = not meaningful

Revenue. Revenue increased by $97.1 million, or 42.9%, to $323.4 million in 2019 from $226.3 million in 2018. The increase was attributable primarily to a full year of revenue from our new Sportsbook and iGaming product offerings in New Jersey. The revenue trend reflected growth in MUPs, which increased 13.8% period-on-period, and ARPMUP, which increased 25.5% period-on-period.

Cost of Revenue. Cost of revenue increased by $55.2 million, or 113.4%, to $103.9 million in 2019 from $48.7 million in 2018, reflecting our product expansion described above. The increase was primarily due to product taxes, technology costs and payment processing fees and chargebacks. In addition, revenue share arrangements, reflecting higher market access costs relating to our Sportsbook and iGaming product offerings, contributed to the increase. Cost of revenue as a percentage of revenue increased by 10.6 percentage points to 32.1% in 2019 from 21.5% in 2018, reflecting the relative increase of customer engagement with our Sportsbook and iGaming products, which have a lower relative gross margin. In general, we expect our Sportsbook and iGaming product offerings to produce substantially higher revenue dollars but at a higher cost per revenue dollar relative to our DFS offering.

Sales and Marketing. Sales and marketing expense increased by $39.7 million, or 27.3%, to $185.3 million in 2019 from $145.6 million in 2018. The increase was mainly due to increased advertising and marketing spending to raise awareness and user acquisition for our Sportsbook and iGaming product offerings, particularly in newly launched states.

Product and Technology. Product and technology expense increased by $23.0 million, or 70.1%, to $55.9 million in 2019 from $32.9 million in 2018. The increase was driven mainly by higher product operations and engineering headcount and increased technology consulting costs.

General and Administrative. General and administrative expense increased by $49.0 million, or 64.5%, to $124.9 million in 2019 from $75.9 million in 2018. The increase was due primarily to higher personnel costs, reflecting headcount growth, an increase in stock-based compensation, and an increase in costs related to the Business Combination recorded in the fourth quarter of 2019, as well as additions to our indirect tax loss contingency reserves and higher rent and facilities costs following our headquarters move.

Net Loss. Net loss increased by $66.5 million to $142.7 million in 2019 from $76.2 million in 2018, for the reasons discussed above.

Quarterly Performance Trend and Seasonality

Our user engagement and financial performance is seasonal in nature, as indicated in the following chart, which presents our MUPs and ARPMUP for the last eight quarters, and the explanations that follow.

Our business experiences the effects of seasonality based on the relative popularity of certain sports. Although our technology supports contests and betting on sporting events throughout the year, the fourth quarter is when our users tend to be most engaged, primarily due to the overlapping time frame of the NFL and NBA seasons. As a result, we have historically generated higher revenues in our fourth quarter compared to other quarters. We anticipate that this trend will continue, though our mix of revenues in each quarter and our key performance indicators will also be impacted by the timing of new jurisdiction launches, the introduction of new product offerings and our integration of SBTech.

In addition, as seen with the impact of COVID-19 on our 2020 financial performance, revenue and key performance indicators for a given quarter or fiscal year may differ substantially due to professional sports season scheduling, including the frequency of play. For example, during the NFL season, our user engagement and revenue is generally highest on Sundays. The number of Sundays in a fiscal reporting period may differ from quarter to quarter and year to year, resulting in revenue volatility between comparative periods. For example, our fiscal years 2020, 2019 and 2018 included revenue related to 16, 17 and 17 Sundays of regular season NFL play, respectively. In contrast, the MLB season, which traditionally falls in our second and third quarters, is characterized by numerous, daily games throughout the season, which tends to result in higher DFS user engagement and more Sportsbook bets per paid user relative to the NFL season. Historically, MLB play has attracted a more dedicated but smaller user base to our product offerings. The timing of the MLB season in combination with these factors has tended to result in lower MUPs in our second quarter, but a higher ARPMUP.

The suspension, postponement and cancellation of major sports seasons and sporting events may materially impact our results of operations for the current quarter and, potentially, future quarters.

Liquidity and Capital Resources

We had $1.8 billion in cash and cash equivalents as of December 31, 2020 (excluding player cash, which we segregate from our operating cash balances on behalf of our paid users for all jurisdiction and products). We believe our cash on hand is sufficient to meet our current working capital and capital expenditure requirements for a period of at least twelve months from the date of this filing, irrespective of the continuing impact of COVID-19.

Debt

We had no debt as of December 31, 2020. We have a revolving credit facility with Pacific Western Bank with a current limit of $60.0 million. The facility is scheduled to mature on March 1, 2022. As of December 31, 2020, $4.2 million of the amount available under the facility was applied to the issuance of letters of credit in connection with our office leases and $55.8 million was available for borrowing under the revolving credit facility as of the date of this Report. We are in compliance with our covenants under the revolving credit facility.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year ended December 31,
	2020	2019	2018
(in thousands)
Net cash used in operating activities	$(337,875)	$(78,880)	$(45,579)
Net cash used in investing activities	(227,341)	(42,271)	(26,672)
Net cash provided by financing activities	2,306,299	79,776	140,892
Effect of foreign exchange rates on cash and cash equivalents	(358)	—	—
Net increase (decrease) in cash and cash equivalents	1,740,725	(41,375)	68,641
Cash and cash equivalents at beginning of period	76,533	117,908	49,267
Cash and cash equivalents at end of period	$1,817,258	$76,533	$117,908

Operating Activities. Our cash used in operating activities includes the impact of changes in cash reserved for users, user cash receivables and liabilities to users. Cash reserved for users is comprised of deposits by our users. We treat this cash as the property of our users and segregate it from our operating cash balances. When we receive a user deposit, we record it as cash reserved for users on our balance sheet. In certain cases, a payment processor may delay the remittance of deposits to us for risk management or other reasons, in which case we grant our users access to those funds and record the deposits as a receivable reserved for users. The sum of the changes in cash reserved for users, and changes in receivables reserved for users, are approximately equal to the change in liabilities owed to users for any given period. While on deposit with us, cash reserved for users earns interest, which is recorded as interest income on our statement of operations and is included in our operating cash flows. This interest income has not been material to date.

Net cash used in operating activities in 2020 increased by $259.0 million, or 328.3% to $337.9 million, from $78.9 million in 2019, mainly reflecting our $701.5 million higher net loss, for the reasons discussed above, net of non-cash cost items, partially offset by an improvement in operating working capital. Non-cash cost items increased $371.9 million period-over-period, driven primarily by an increase in stock-based compensation expense of $307.4 million and amortization of acquired intangibles of $50.5 million.

Net cash used in operating activities in 2019 increased by $33.3 million, or 73.1%, to $78.9 million from $45.6 million in 2018, reflecting our higher net loss, for the reasons discussed above, net of non-cash cost items (which increased by $15.2 million between years), partially offset by an improvement in operating working capital. The operating working capital improvement was driven mainly by an increase in accounts payable and accrued expenses of $22.2 million between periods primarily related to increased advertising and marketing spend, as discussed above.

Investing Activities. Net cash used in investing activities during 2020 increased by $185.1 million to $227.3 million from $42.3 million during 2019, mainly reflecting the cash portion of consideration paid to SBTech shareholders, net of cash acquired, of $178.6 in connection with the Business Combination.

Net cash used in investing activities in 2019 increased by $15.6 million, or 58.5%, to $42.3 million from $26.7 million in 2018. The increase reflected mainly higher state licensing fees, an increase in purchases of property and equipment (mainly attributable to leasehold improvements related to our new Boston headquarters, computer equipment and software purchases and office furniture) and higher capitalization of internal-use software costs.

Financing Activities. Net cash provided by financing activities during 2020 increased by $2.2 billion to $2.3 billion from $79.8 million during the same period in 2019. The increase was driven by $669.8 million related to the recapitalization of DEAC shares, net proceeds of $202.0 million related to the exercise of our public warrants, which became exercisable following the Business Combination, and net proceeds of approximately $1.7 billion received in connection with the public offerings of our Class A common stock in June and October 2020.

Net cash provided by financing activities in 2019 decreased by $61.1 million, or 43.4%, to $79.8 million from $140.9 million in 2018. The 2019 amount mainly included net proceeds of $68.1 million from the issuance of Convertible Notes, as discussed above.

Off-Balance Sheet Commitments and Arrangements

As of December 31, 2020, we hold a variable interest in a nonconsolidated entity accounted for under the equity method of accounting. We are not the primary beneficiary of the entity and therefore are not required to consolidate the entity. We do not guarantee any of the entity’s obligations and have no further funding commitments. We do not have any off-balance sheet commitments of the type required to be disclosed pursuant to SEC rules.

As of December 31, 2020, other than as disclosed in Note 15 of our Consolidated Financial Statements included elsewhere in this Annual Report, we had no off-balance-sheet arrangements.

Contractual Obligations, Commitments and Contingencies

The following table and the information that follows summarizes our contractual obligations as of December 31, 2020.

		Less than			More than
(in thousands)	Total	1 year	2-3 Years	4-5 Years	5 Years
Operating lease obligations (1)	$100,814	$17,288	$31,495	$23,759	$28,272
Other contractual obligations (2)	916,110	146,748	252,686	206,776	309,900
Total	$1,016,924	$164,036	$284,181	$230,535	$338,172

(1)	Includes operating leases including for our headquarters in Boston, Massachusetts, the lease for which expires in 2029.

(2)	Includes obligations under non-cancelable contracts with vendors, licensors and others requiring us to make future cash payments.

Refer to Note 15 of our Consolidated Financial Statements included elsewhere in this Report for a summary of our commitments as of December 31, 2020.

Critical Accounting Policies

Our Consolidated Financial Statements have been prepared in accordance with the U.S. generally accepted accounting principles (“U.S. GAAP”). Preparation of the financial statements requires our management to make judgments, estimates and assumptions that impact the reported amount of revenue and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on our Consolidated Financial Statements. Our significant accounting policies are described in Note 2 of the Consolidated Financial Statements included elsewhere in this Report. Our critical accounting policies are described below.

Loss Contingencies

Our loss contingencies, which are included within the “other long-term liabilities” caption on our consolidated balance sheets, are uncertain by nature and their estimation requires significant management judgment as to the probability of loss and estimation of the amount of loss. These contingencies include, but may not be limited to, litigation, regulatory investigations and proceedings and management’s evaluation of complex laws and regulations, including those relating to indirect taxes, and the extent to which they may apply to our business and industry. See Note 7 to our Consolidated Financial Statements for more information.

We regularly review our contingencies to determine whether the likelihood of loss is probable and to assess whether a reasonable estimate of the loss can be made. Determination of whether a loss estimate can be made is a complex undertaking that considers the judgment of management, third-party research, the prospect of negotiation and interpretations by regulators and courts, among other information. When a loss is determined to be probable, as that term is defined under U.S. GAAP, and the amount of the loss can be reasonably estimated, an estimated contingent liability is recorded. We continually reevaluate our indirect tax and other positions for appropriateness.

Goodwill

Goodwill is tested for impairment at the reporting unit level, which is the same or one level below an operating segment. In accordance with ASC Topic 350 Intangibles - Goodwill and Other, our business is classified into three reporting units: B2C (i.e., DFS, iGaming, Online Sportsbook, and Retail Sportsbook), Media and B2B. As of December 31, 2020, we recorded goodwill of $569.6 million, of which $353.1 million was allocated to our B2C reporting unit and $216.5 million was allocated to our B2B reporting unit. Of the total goodwill recorded on our balance sheet, $564.9 million was attributable to the Business Combination consummated on April 23, 2020, including $538.2 million at acquisition date and $26.6 million related to the cumulative translation adjustment as of December 31, 2020. We review and evaluate our goodwill and indefinite life intangible assets for potential impairment at a minimum annually, in the fourth quarter, or more frequently if circumstances indicate that impairment is possible.

In testing goodwill for impairment, we have the option to begin with a qualitative assessment, commonly referred to as “Step 0,” to determine whether it is more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as macroeconomic conditions, industry and market considerations, cost factors, entity-specific financial performance and other events, including changes in our management, strategy and primary user base. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we then perform a quantitative goodwill impairment analysis. Depending upon the results of that measurement, the recorded goodwill may be written down, and impairment expense is recorded in the consolidated statements of operations when the carrying amount of the reporting unit exceeds the fair value of the reporting unit. Based on assessments performed in 2020 and 2019, we determined it was more likely than not that goodwill was not impaired.

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

The SBTech Acquisition is accounted for under ASC 805. Pursuant to ASC 805, Old DK was determined to be the accounting acquirer. Refer to Note 3 “Business Combination” of our Consolidated Financial Statements included elsewhere in this Annual Report for more information. In accordance with the acquisition method, we recorded the fair value of assets acquired and liabilities assumed from SBTech. The allocation of the consideration to the assets acquired and liabilities assumed is based on various estimates. As of December 31, 2020, we finalized our preliminary purchase price allocation.

Stock-based Compensation

Our historical and outstanding stock-based compensation awards, including the issuances of options and other stock awards under our equity compensation plans, have typically included service-based, performance-based or market-based vesting conditions. For awards with only service-based vesting conditions, we record compensation cost for these awards using the straight-line method less an assumed forfeiture rate. For awards with performance-based or market-based vesting conditions, we recognize compensation cost on a tranche-by-tranche basis (the accelerated attribution method).

Stock-based compensation expense is measured based on the grant-date fair value of the stock-based awards and is recognized over the requisite service period of the awards. Following the Business Combination, the fair value of our Class A common stock is now determined based on the quoted market price. Prior to the Business Combination, our management and board of directors considered various objectives and subjective factors to determine the fair value of Old DK’s common stock as of each grant date, including the value determined by a third-party valuation firm. These factors included, among other things, financial performance, capital structure, forecasted operating results and market performance analyses of similar companies in our industry. To estimate the fair value of stock option awards, the Black-Scholes model was used and a Monte Carlo simulation was used to determine the fair value of grants with market-based conditions. Both the Black-Scholes model and the Monte Carlo simulation requires management to make a number of key assumptions, including expected volatility, expected term, risk-free interest rate and expected dividends. The risk-free interest rate is estimated using the rate of return on U.S. treasury notes with a life that approximates the expected term. The expected term assumption used in the Black-Scholes model represents the period of time that the options are expected to be outstanding and is estimated using the midpoint between the requisite service period and the contractual term of the option. For 2020, we recorded $325.0 million of stock-based compensation expense.

The assumptions underlying these valuations represent management’s best estimates, which involve inherent uncertainties and the application of management judgment. As a result, if factors or expected outcomes change and our management uses significantly different assumptions or estimates, our stock-based compensation expense for future periods could be materially different, including as a result of adjustments to stock-based compensation expense recorded for prior period.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk, foreign currency risk and inflation risk as follows:

Interest Rate Risk

We had cash and cash equivalents totaling $1,817.3 million and $76.5 million at December 31, 2020 and December 31, 2019, respectively. Our cash and cash equivalents consist of highly liquid, unrestricted savings, checking and other bank accounts. The Company also utilizes short-term certificates of deposit, each with a duration of three months or less. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. Due to the relatively short-term nature of our portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio for the periods presented.

Foreign Currency Risk

As a result of the Business Combination, we are exposed to foreign currency exchange risk related to our transactions and our translation of subsidiaries’ balances that are denominated in currencies other than the U.S. dollar, our functional currency. We are required to translate a significant portion of our B2B segment results from Euros, the functional currency of most of SBTech’s non-U.S. subsidiaries, to U.S. dollars, our functional currency. SBTech was consolidated in our results only from April 24, 2020, and consequently our exposure to these risks was not material in 2020. However, we expect it to increase in future periods. We seek to naturally hedge our foreign exchange transaction exposure by matching the transaction currencies for our cash inflows and outflows. Currently, we do not otherwise hedge our foreign exchange exposure but may consider doing so in the future.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and operating results.

Item 8. Financial Statements and Supplementary Data.

See financial statements included in Item 15 “Exhibits, Financial Statement Schedules” of this annual report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2020, which is the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

As discussed elsewhere in this Annual Report, we completed the Business Combination on April 23, 2020. Prior to the Business Combination, we were a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as our operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination. The design of internal controls over financial reporting for the Company post-Business Combination has required and will continue to require significant time and resources from management and other personnel. As a result, management was unable, without incurring unreasonable effort or expense to conduct an assessment of our internal control over financial reporting as of December 31, 2020. Accordingly, we are excluding management's report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance's Regulation S-K Compliance & Disclosure Interpretations.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2020 (the “2021 Proxy Statement’), and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will be included in our 2021 Proxy Statement, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in our 2021 Proxy Statement, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in our 2021 Proxy Statement, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be included in our 2021 Proxy Statement, which is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this report
(a)(1) Financial Statements

Audited Consolidated Financial Statements of DraftKings Inc. for the years ended December 31, 2020, December 31, 2019 and December 31, 2018:
Reports of Independent Registered Public Accounting Firm	72
Consolidated Balance Sheets	F-1
Consolidated Statements of Operations	F-3
Consolidated Statements of Comprehensive Income	F-4
Consolidated Statements of Changes in Stockholders' Equity (Deficit)	F-5
Consolidated Statements of Cash Flows	F-7
Notes to the Consolidated Financial Statements	F-8

(2) Financial Statement Schedule

Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.

(3) Exhibits: The exhibits to this report are listed in the exhibit index below.
(3)(b) Description of Exhibits
Exhibit Index	75

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

DraftKings, Inc.

Boston, Massachusetts

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of DraftKings, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, consolidated statements of comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2020, the Company adopted Accounting Standards Codification Topic 842, Leases (Topic 842).

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Intangible Assets ~ Business Combinations

As described in Notes 2 and 3 to the consolidated financial statements, on April 23, 2020, the Company acquired SBTech (Global) Limited (“SBTech”), for net consideration of $977.0 Million. The Company accounted for the acquisition in accordance with ASC Topic 805, Business Combinations, which required the Company to exercise judgment and make estimates and assumptions based on available information regarding the fair values of the elements of a business combination as of the date of acquisition, including the fair values of identifiable intangible assets. Estimates and assumptions that the Company makes in estimating the fair value of future acquired technology, user lists and other identifiable intangible assets include future cash flows that they expect to generate from the acquired assets. The Company recognized $484.0 Million of finite-lived intangible assets.

We identified the determination of fair values of certain identifiable finite-lived intangible assets, which primarily included developed technology and customer relationships, as a critical audit matter. The principal considerations for our determination included the following: (i) changes in the key assumptions could have a significant impact on the fair value of the finite-lived intangible assets acquired, (ii) subjectivity and judgment required to determine significant unobservable inputs and assumptions utilized by the Company in determining the fair value of the developed technology and customer lists acquired, specifically projected revenue growth rates, projected profit margins, discount rates, and platform synergies, and (iii) appropriateness of use of various valuation models to determine the fair value of the developed technology and customer relationships acquired. Auditing these elements involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

●	Assessing the reasonableness of projected revenue growth rates, projected profit margins, and platform synergies through: (i) evaluating historical performance of the target entity, (ii) assessing financial projections against industry metrics and peer-group companies, and (iii) evaluating the reasonableness of methods used to measure platform synergies.

●	Utilizing personnel with specialized knowledge and skill with valuation to assist in: (i) assessing the reasonableness of discount rates incorporated into the various valuation models, and (ii) assessing the appropriateness of various valuation models utilized by management to determine the fair values of the developed technology and customer lists acquired.

Uncertain Tax Positions ~ Business Combinations

As discussed in Note 11 to the consolidated financial statements, the Company’s global operating model gives rise to income tax obligations in the United States and in certain foreign jurisdictions in which it operates. As a result of the business combination, the Company recorded reserves for unrecognized tax benefits of $63.6 Million. To account for this uncertainty, the Company must determine whether each tax position’s technical merits are more-likely-than-not to be sustained in an audit by a taxing authority and then measure the amount of tax benefit that qualifies for recognition.

We identified the determination of an uncertain tax position associated with a business combination as a critical audit matter. Auditing the recognition and measurement of the uncertain tax position requires significant auditor judgment because the determination of whether a tax position’s technical merit is more likely than not to be sustained in an audit is judgmental and is based on interpretations of tax laws and legal rulings. In addition, measuring the amount of tax benefit that qualifies for recognition for an uncertain tax position requires judgment in assessing the potential outcomes that could occur when a tax position undergoes an audit by a taxing authority. Auditing these elements involved especially subjective auditor judgment and an increased level of audit effort, including involvement of personnel with specialized skills and knowledge.

The primary procedures we performed to address this critical audit matter included:

●	Assessing the completeness and accuracy of the data and calculations used to determine the amount of tax benefit to recognize.

●	Involving personnel with specialized knowledge and skill in taxation to assist in (i) assessing the tax position’s technical merits, (ii) whether the uncertain tax positions identified by the Company are more-likely-than-not to be sustained upon audit, and (iii) assessing the Company’s correspondence with legal experts and evaluating income tax advice or other third-party advice obtained by the Company.

Loss Contingencies Related to Indirect Taxes

As discussed in Note 7 to the consolidated financial statements, as of December 31, 2020, the Company’s estimated contingent liability for indirect taxes was $45.9 Million. Indirect tax statutes and regulations can be complex and subject to differences in application and interpretation. The Company accrues a liability for its estimated liability for these taxes based upon its analysis of the statutes and regulations and their applicability to its business. Tax authorities may impose indirect taxes on Internet-delivered activities based on statutes and regulations which, in some cases, were established prior to the advent of the Internet and do not apply with certainty to the Company’s business.

We identified accounting for loss contingencies related to indirect taxes as a critical audit matter. The principal considerations for our determination includes management’s application of significant judgment in (i) interpreting and applying indirect tax statutes and regulations, (ii) assessing the probability that a loss contingency exists, and (iii) assessing the amount recorded. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the need for specialized knowledge and skill in assessing these elements.

The primary procedures we performed to address this critical audit matter included:

●	Assessing the completeness and accuracy of the indirect tax matters subject to evaluation by the Company through examination of jurisdictional sales and applicable tax rates to determine if the contingent liability is accurately recorded.

●	Utilizing personnel with specialized knowledge and skill in state and local tax regulations to assist in (i) evaluating the Company’s assessment of the probability of outcomes for the indirect taxes, and (ii) assessing the measurement of probable and reasonably possible losses by performing an evaluation of the Company’s assessment, including assessing that all relevant statutes and regulations have been identified.

Emphasis of Matter Regarding Novel Coronavirus

As more fully described in Note 1 to the consolidated financial statements, the Company has been negatively impacted by the outbreak of a novel coronavirus (COVID-19), which was declared a global pandemic by the World Health Organization in March 2020.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2016.

Boston, Massachusetts

February 26, 2021

DRAFTKINGS INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$1,817,258	$76,533
Cash reserved for users	287,718	144,000
Receivables reserved for users	30,249	19,828
Accounts receivable	44,522	10,016
Prepaid expenses and other current assets	14,558	10,771
Total current assets	2,194,305	261,148
Property and equipment, net	40,827	25,945
Intangible assets, net	555,930	33,939
Goodwill	569,603	4,738
Operating lease right-of-use assets	68,077	—
Equity method investment	2,955	2,521
Deposits and other non-current assets	7,632	2,434
Total assets	$3,439,329	$330,725
Liabilities and Stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$223,633	$85,295
Liabilities to users	317,942	163,035
Operating lease liabilities, current portion	12,837	—
Revolving credit line	—	6,750
Total current liabilities	554,412	255,080

Convertible promissory notes	—	68,363
Non-current operating lease liabilities	68,775	—
Long-term income tax liability	72,066	—
Other long-term liabilities	47,287	56,862
Total liabilities	$742,540	$380,305
Commitments and contingent liabilities (Note 15)

See accompanying notes to consolidated financial statements.

Due to the timing of the Business Combination, the December 31, 2019 balances exclude B2B/SBTech

DRAFTKINGS INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	December 31,
	2020	2019
Stockholders’ equity (deficit):
Class A common stock, $0.0001 par value; 900,000 and 735,000 shares authorized as of December 31, 2020 and December 31, 2019, respectively; 403,110 and 184,626 shares issued and 396,303 and 184,626 outstanding at December 31, 2020 and December 31, 2019, respectively	40	18
Class B common stock, $.0001 par value; 900,000 shares authorized as of December 31, 2020; 393,014 shares issued and outstanding at December 31, 2020	39	—
Treasury stock, at cost; 6,807 shares as of December 31, 2020	(288,784)	—
Additional paid-in capital	4,745,014	949,186
Accumulated deficit	(1,843,054)	(998,784)
Accumulated other comprehensive income	83,534	—
Total stockholders’ equity (deficit)	2,696,789	(49,580)
Total liabilities and stockholders’ equity (deficit)	$3,439,329	$330,725

See accompanying notes to consolidated financial statements.

Due to the timing of the Business Combination, the December 31, 2019 balances exclude B2B/SBTech.

DRAFTKINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	Years ended December 31,
	2020	2019	2018
Revenue	$614,532	$323,410	$226,277
Cost of revenue	346,589	103,889	48,689
Sales and marketing	495,192	185,269	145,580
Product and technology	168,633	55,929	32,885
General and administrative	447,374	124,868	75,904
Loss from operations	(843,256)	(146,545)	(76,781)
Other (expense) income:
Interest (expense) income, net	(1,070)	1,348	666
Gain on initial equity method investment	—	3,000	—
Loss before income tax (benefit) provision	(844,326)	(142,197)	(76,115)
Income tax (benefit) provision	(622)	58	105
Loss from equity method investment	566	479	—
Net loss attributable to common stockholders	$(844,270)	$(142,734)	$(76,220)
Loss per share attributable to common stockholders:
Basic and diluted	$(2.76)	$(0.77)	$(0.45)

See accompanying notes to consolidated financial statements.

Due to the timing of the Business Combination, the above periods, to the extent applicable, exclude B2B/SBTech activity which occurred prior to April 24, 2020.

DRAFTKINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands)

	Year ended December 31,
	2020	2019	2018
Net loss	$(844,270)	$(142,734)	$(76,220)
Other comprehensive income
Foreign currency translation adjustments, net of nil tax	83,534	—	—
Comprehensive loss	$(760,736)	$(142,734)	$(76,220)

See accompanying notes to consolidated financial statements.

Due to the timing of the Business Combination, the above periods, to the extent applicable, exclude B2B/SBTech activity which occurred prior to April 24, 2020.

DRAFTKINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Amounts in thousands)

	Convertible								Accumulated
	Redeemable		Class A Common		Class B Common		Additional		Other	Treasury	Total
	Preferred Stock		Stock		Stock		Paid in	Accumulated	Comprehensive	Stock	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Amount	(Deficit)/Equity
Balances at December 31, 2019 (as previously reported)	110,250	$258,371	389,610	$390	—	$—	$690,443	$(998,784)	$—	$—	$(307,951)
Conversion of shares due to merger recapitalization	(110,250)	(258,371)	(204,984)	(372)	—	—	258,743	—	—	—	258,371
Balances at December 31, 2019, effect of reverse acquisition (refer to Note 2)	—	—	184,626	18	—	—	949,186	(998,784)	—	—	(49,580)
Issuance of Series F preferred stock	—	—	1,526	—	—	—	11,000	—	—	—	11,000
Exercise of stock options	—	—	14,900	2	—	—	27,585	—	—	—	27,587
Stock-based compensation expense	—	—	—	—	393,014	39	324,999	—	—	—	325,038
Merger recapitalization, net repurchase of $7,192 and issuance costs of $11,564	—	—	(278)	—	—	—	(18,756)	—	—	—	(18,756)
Conversion of Convertible Notes to common shares	—	—	11,254	1	—	—	112,544	—	—	—	112,545
DEAC shares recapitalized, net of redemptions and equity issuance costs of $10,631	—	—	74,122	7	—	—	667,304	—	—	—	667,311
Equity consideration issued to acquire SBTech	—	—	40,739	4	—	—	789,060	—	—	—	789,064
Shares issued for earn outs - SBTech	—	—	720	—	—	—	—	—	—	—	—
Shares issued for earn outs - DEAC and DK	—	—	5,280	1	—	—	(1)	—	—	—	—
Shares issued for exercise of warrants	—	—	17,698	2	—	—	202,032	—	—	—	202,034
Shares issued in offerings, net of issuance costs of $41,536	—	—	36,820	4	—	—	1,680,063	—	—	—	1,680,067
Purchase of treasury stock	—	—	(6,807)	(1)	—	—	—	—	—	(288,784)	(288,785)
RSU Vesting	—	—	15,703	2	—	—	(2)	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	83,534	—	83,534
Net loss	—	—	—	—	—	—	—	(844,270)	—	—	(844,270)
Balances at December 31, 2020	—	$—	396,303	$40	393,014	39	$4,745,014	$(1,843,054)	$83,534	$(288,784)	$2,696,789

	Convertible
	Redeemable		Class A Common		Additional		Total
	Preferred Stock		Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)/Equity
Balances at December 31, 2018 (as previously reported)	111,969	$261,277	384,009	$384	$670,439	$(856,050)	$(185,227)
Conversion of shares	(111,969)	(261,277)	(200,756)	(366)	261,643	—	261,277
Balances at December 31, 2018, effect of reverse acquisition (refer to Note 2)	—	—	183,253	18	932,082	(856,050)	76,050
Exercise of stock options	—	—	1,017	—	1,148	—	1,148
Common stock issued	—	—	674	—	439	—	439
Issuance of Common Stock for In-kind Transfer	—	—	290	—	1,364	—	1,364
Repurchase of preferred stock and issuance of promissory note	—	—	(1,626)	—	(11,722)	—	(11,722)
Recapitalization of issuance of Series F preferred stock	—	—	1,018	—	7,824	—	7,824
Stock-based compensation expense	—	—	—	—	17,613	—	17,613
Issuance of warrants	—	—	—	—	438	—	438
Net loss	—	—	—	—	—	(142,734)	(142,734)
Balances at December 31, 2019	—	$—	184,626	$18	$949,186	$(998,784)	$(49,580)

	Convertible
	Redeemable		Class A Common		Additional		Total
	Preferred Stock		Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)/Equity
Balances at December 31, 2017 (as previously reported)	54,901	$119,009	379,932	$380	$661,085	$(779,830)	$(118,365)
Conversion of shares	(54,901)	(119,009)	(218,302)	(364)	119,373	—	119,009
Balances at December 31, 2017, effect of reverse acquisition (refer to Note 2)	—	—	161,630	16	780,458	(779,830)	644
Issuance of Series F preferred stock	—	—	20,181	2	141,588	—	141,590
Exercise of stock options	—	—	844	—	552	—	552
Common stock issued	—	—	139	—	340	—	340
Issuance of common stock for in-kind transfer	—	—	459	—	1,934	—	1,934
Stock-Based compensation expense	—	—	—	—	7,210	—	7,210
Net loss	—	—	—	—	—	(76,220)	(76,220)
Balances at December 31, 2018	—	$—	183,253	$18	$932,082	$(856,050)	$76,050

See accompanying notes to consolidated financial statements.

Due to the timing of the Business Combination, the above periods, to the extent applicable, exclude B2B/SBTech activity which occurred prior to April 24, 2020.

DRAFTKINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash Flows from Operating Activities:
Net loss	$(844,270)	$(142,734)	$(76,220)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	77,410	13,636	7,499
Non-cash interest expense	3,114	424	31
Stock-based compensation expense, including value of Class B common shares	325,038	17,613	7,210
Loss from equity method investment	566	479	—
Gain on initial equity method investment	—	(3,000)	—
Deferred income taxes	(2,279)	54	19
Other non-cash expenses	—	2,711	1,934
Change in operating assets and liabilities, net of effect of Business Combination:
Cash reserved for users	(143,718)	(32,302)	(22,633)
Receivables reserved for users	(10,421)	1,506	(4,087)
Accounts receivable	(13,802)	(3,118)	(4,203)
Prepaid expenses and other current assets	1,152	(6,436)	1,989
Deposits and other non-current assets	(3,730)	(930)	728
Operating leases, net	2,640	—	—
Accounts payable and accrued expenses	103,574	27,946	5,736
Settlement liability	—	(3,400)	(2,212)
Other long-term liabilities	12,355	18,405	12,068
Long-term income tax liability	(411)	—	—
Liabilities to users	154,907	30,266	26,562
Net cash flows used in operating activities	$(337,875)	$(78,880)	$(45,579)
Cash Flows from Investing Activities:
Purchases of property and equipment	(11,752)	(16,703)	(13,683)
Purchases of intangible assets	(1,625)	—	—
Cash paid for internally developed software costs	(27,489)	(14,816)	(12,738)
Acquisition of gaming licenses	(6,830)	(10,752)	(251)
Investment in equity method investment	(1,000)	—	—
Cash paid for Business Combination, net of cash acquired	(178,645)	—	—
Net cash flows used in investing activities	$(227,341)	$(42,271)	$(26,672)
Cash Flow from Financing Activities:
Proceeds from revolving credit line	37,750	3,000	—
Repayments of revolving credit line	(44,500)	—	(1,250)
Cash buyout of unaccredited investors	(7,192)	—	—
Net proceeds from issuance of redeemable convertible stock	—	7,824	141,590
Repurchase of preferred stock	—	(722)	—
Issuance costs related to merger recapitalization	(11,564)	—	—
Net proceeds from issuance of convertible promissory notes	41,077	68,087	—
Proceeds from recapitalization of DEAC shares, net of issuance costs	669,825	—	—
Proceeds from shares issued for warrants	202,034	—	—
Proceeds from issuance of Class A common stock, net of issuance costs	1,680,067	439	—
Purchase of treasury stock	(288,785)	—	—
Proceeds from exercise of stock options	27,587	1,148	552
Net cash flows provided by financing activities	$2,306,299	$79,776	$140,892
Effect of foreign exchange rates on cash and cash equivalents	(358)	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash	1,740,725	(41,375)	68,641
Cash and cash equivalents at the beginning of period	76,533	117,908	49,267
Cash and cash equivalents, end of period	$1,817,258	$76,533	$117,908
Supplemental Disclosure of Noncash Investing and Financing Activities
Non-cash Redemption of Series F redeemable convertible preferred to stock through issuance of Promissory Note	—	11,000	—
Conversion of convertible notes and accrued interest to common shares	112,545	—	—
Increase in net liabilities acquired from DEAC	2,514	—	—
Increase in accounts payable and accrued expenses from gaming licenses, net	3,976	1,000	—
Increase in accounts payable and accrued expenses from property and equipment and internally developed software costs	990	—	—
Equity consideration issued to acquire SBTech	789,064	—	—
Supplemental Disclosure of Cash Activities
Cash paid for interest	417	260	261
Cash paid for taxes	1,442	—	—

See accompanying notes to consolidated financial statements.

Due to the timing of the Business Combination, the above periods, to the extent applicable, exclude B2B/SBTech activity which occurred prior to April 24, 2020.

DRAFTKINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, unless otherwise noted)

1.    Description of Business

DraftKings Inc., a Nevada corporation (the “Company” or “DraftKings”), was incorporated in Nevada as DEAC NV Merger Corp., a wholly owned subsidiary of our legal predecessor, Diamond Eagle Acquisition Corp. (“DEAC”), a special purpose acquisition company. On April 23, 2020, DEAC consummated the transactions contemplated by the Business Combination Agreement (the “Business Combination”) dated December 22, 2019, as amended on April 7, 2020 and, in connection therewith, (i) DEAC merged with and into the Company, whereby the Company survived the merger and became the successor issuer to DEAC by operation of Rule 12g-3(a) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), (ii) the Company changed its name to “DraftKings Inc.,” (iii) the Company acquired DraftKings Inc., a Delaware corporation (“Old DK”), by way of a merger and (iv) the Company acquired all of the issued and outstanding share capital of SBTech (Global) Limited (“SBTech”). Upon consummation of the preceding transactions, Old DK and SBTech became wholly owned subsidiaries of the Company.

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

In May 2018, the Supreme Court (the “Court”) struck down on constitutional grounds the Professional and Amateur Sports Protection Act of 1992 (“PASPA”), a law that prohibited most states from authorizing and regulating sports betting. Since the Court’s decision, many states have legalized sports betting. As of December 31, 2020, the U.S. jurisdictions with statutes legalizing online sports betting are Colorado, Illinois, Indiana, Iowa, Michigan, Nevada, New Hampshire, New Jersey, Oregon, Pennsylvania, Puerto Rico, Rhode Island, Tennessee, Virginia, Washington, D.C and West Virginia. The jurisdictions with statutes legalizing sports betting at certain land-based retail locations are Arkansas, Colorado, Delaware, Illinois, Indiana, Iowa, Michigan, Mississippi, Montana, Nevada, New Hampshire, New Jersey, New York, North Carolina, Pennsylvania, Puerto Rico, Rhode Island, Virginia, Washington, Washington, D.C and West Virginia. Several of the jurisdictions have enacted laws authorizing sports betting in retail locations, but we have yet to begin operations in those jurisdictions. The jurisdictions with statutes legalizing online casinos are Delaware, Michigan, New Jersey, Pennsylvania and West Virginia.

As of December 31, 2020, the Company operates online Sportsbooks in Colorado, Illinois, Indiana, Iowa, New Hampshire, New Jersey, Oregon (B2B), Pennsylvania, Tennessee and West Virginia, has retail Sportsbooks in Colorado, Illinois, Iowa, Mississippi, New Hampshire, New Jersey and New York. Subsequent to December 31, 2020, the Company also operates online Sportsbooks in Michigan and Virginia. As of December 31, 2020, the Company has iGaming products in New Jersey, Pennsylvania and West Virginia. Subsequent to December 31, 2020, the Company also has an iGaming product in Michigan. The Company also has arrangements in place with land-based casinos to expand operations into additional states upon the passing of the relevant legislation and the issuance of related regulations and the receipt of required licenses.

The novel coronavirus (“COVID-19”) has adversely impacted global commercial activity, disrupted supply chains and contributed to significant volatility in financial markets. In 2020, the COVID-19 pandemic adversely impacted many different industries. The ongoing COVID-19 pandemic could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the extent and the duration of the impact of COVID-19. COVID-19 therefore presents material uncertainty and risk with respect to us and our performance and could affect our financial results in a materially adverse way.

To date, the primary impacts of the COVID-19 pandemic to the Company have been the suspension, cancellation and rescheduling of sports seasons and sporting events. Beginning in March and continuing through the end of the second quarter, many sports seasons and sporting events, including the MLB regular season, domestic soccer leagues and European Cup competitions, the NBA regular season and playoffs, the NCAA college basketball tournament, the Masters golf tournament, and the NHL regular season and playoffs, were suspended or cancelled. The suspension of sports seasons and sporting events reduced customers’ use of, and spending on, the Company’s Sportsbook and DFS product offerings. Starting in the third quarter and continuing into the fourth quarter of the Company’s fiscal year, major professional sports leagues resumed their activities. The MLB began its season after a three-month delay and also completed the World Series, the NHL resumed its season and completed the Stanley Cup Playoffs, the Masters golf tournament was held, most domestic soccer leagues resumed and several European cup competitions were held, and the NFL season began on its regular schedule. During this period, the NBA also resumed its season, completed the NBA Finals and commenced its 2020-2021 season. The return of major sports and sporting events, as well as the unique and concentrated sports calendar, generated significant user interest and activity in our Sportsbook and DFS product offerings. However, the possibility remains that sports seasons and sporting events may be suspended, cancelled or rescheduled due to COVID-19 outbreaks. The suspension and alteration of sports seasons and sporting events earlier in the year reduced customers’ use of, and spending on, the Company’s Sportsbook and DFS product offerings and caused the Company to issue refunds for canceled events. Additionally, while retail casinos where the Company has branded Sportsbooks and DFS have reopened, they continue to operate with reduced capacity.

The Company’s revenues vary based on sports seasons and sporting events amongst other things, and cancellations, suspensions or alterations resulting from COVID-19 have the potential to adversely affect its revenue, possibly materially. However, the Company’s product offerings that do not rely on sports seasons and sporting events, such as iGaming, may partially offset this adverse impact on revenue. DraftKings is also innovating to develop more products that do not rely on traditional sports seasons and sporting events, for example, products that permit wagering and contests on events such as eSports, simulated NASCAR and League of Legends.

A significant or prolonged decrease in consumer spending on entertainment or leisure activities would likely have an adverse effect on demand for the Company’s product offerings, reducing cash flows and revenues, and thereby materially harming the Company’s business, financial condition and results of operations. In addition, a recurrence of COVID-19 cases or an emergence of additional variants or strains could cause other widespread or more severe impacts depending on where infection rates are highest. As steps taken to mitigate the spread of COVID-19 have necessitated a shift away from a traditional office environment for many employees, the Company has business continuity programs in place to ensure that employees are safe and that the business continues to function with minimal disruptions to normal work operations while employees work remotely. The Company will continue to monitor developments relating to disruptions and uncertainties caused by COVID-19.

2.    Summary of Significant Accounting Policies and Practices

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts and operations of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions are eliminated upon consolidation. Certain amounts in the prior years’ consolidated statements of changes in stockholders’ equity and statements of cash flows have been reclassified to conform to the current year presentation.

Pursuant to the Business Combination, the merger between a subsidiary of DEAC and Old DK was accounted for as a reverse recapitalization in accordance with U.S. GAAP (the “Reverse Recapitalization”). Under this method of accounting, DEAC was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Reverse Recapitalization was treated as the equivalent of Old DK issuing stock for the net assets of DEAC, accompanied by a recapitalization. The net assets of DEAC are stated at historical cost, with no goodwill or other intangible assets recorded. The consolidated assets, liabilities and results of operations prior to the Reverse Recapitalization are those of Old DK. The shares and corresponding capital amounts and earnings per share available for common stockholders, prior to the Business Combination, have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination. Further, Old DK was determined to be the accounting acquirer in the SBTech Acquisition, as such, the acquisition is considered a business combination under Accounting Standards Codification (“ASC”), Topic 805, Business Combinations, (“ASC 805”) and was accounted for using the acquisition method of accounting. DraftKings recorded the fair value of assets acquired and liabilities assumed from SBTech. The presented financial information for the year ended December 31, 2020 includes the financial information and activities for SBTech for the period from April 24, 2020 to (and including) December 31, 2020.

Comprehensive Loss

Comprehensive loss consists of foreign currency translation adjustments related to the effect of foreign exchange on the value of our assets and liabilities denominated in Euros. The cumulative net translation gain or loss is included in the consolidated statements of comprehensive loss.

Foreign Currency

Our reporting currency is the U.S. dollar while the functional currency of the Company’s non-U.S. subsidiaries is the Euro. The financial statements of the Company’s non-U.S. subsidiaries are translated into United States dollars in accordance with ASC 830, Foreign Currency Matters, using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs and expenses and historical rates for equity.

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

Going Concern

Based on anticipated spend and cash received from the Business Combination, exercise of certain warrants, the June 2020 and October 2020 follow-on equity offerings and the timing of expenditure assumptions, the Company currently expects that its cash will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months after February 26, 2021. The Company has experienced operating losses and negative operating cash flows for the years ended December 31, 2020, 2019 and 2018.While certain geographies may experience improved cash flow, the Company expects to continue to incur annual operating losses and annual negative operating cash flow for the foreseeable future.

Concentrations Related to Credit Risk and Vendors

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

The Company relies on a limited number of vendors to support operations. In particular, a single vendor is currently the primary provider of web services that allows the Company to host its sports betting, iGaming and daily fantasy sports offerings. Any interruption in the services provided by this supplier could have a material adverse effect on its business, financial condition and results of operations.

Business Combinations

The Company accounts for business combinations under the acquisition method of accounting, in accordance with ASC 805, which requires assets acquired and liabilities assumed to be recognized at their fair values as of the acquisition date. Any fair value of purchase consideration in excess of the fair value of the assets acquired less liabilities assumed is recorded as goodwill. The fair values of the assets acquired, and liabilities assumed are determined based upon the valuation of the acquired business and involve management making significant estimates and assumptions.

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

Receivables Reserved for Users

Receivables for user deposits not yet received are stated at the amount the Company expects to collect from a payment processor, which includes an allowance for doubtful accounts if appropriate. These receivables arise, primarily, due to process timing between when a user deposits and when the Company receives that deposit from the payment processor. Receivables also arise due to the securitization policies of certain payment processors. The allowance for doubtful accounts is determined based on the Company’s assessment of the probability of the non-payment of the receivable. This provision is netted against the receivable balance with the loss being recognized within general and administrative expenses in the consolidated statements of operations. On assessment that the receivable will not be collected, the associated amount is written off with no impact to the consolidated statements of operations. The provision at December 31, 2020 and December 31, 2019 did not have a material impact on the Company’s consolidated financial statements.

Accounts Receivables

Accounts receivables are recorded at amortized cost, less any allowance for doubtful accounts. The allowance for doubtful accounts is determined based on the Company’s assessment of the probability of non-payment of the receivable. This provision is netted against the receivable balance with the loss being recognized within general and administrative expenses in the consolidated statements of operations. On assessment that the receivable will not be collected, the associated amount is written off with no impact to the consolidated statements of operations. The provision at December 31, 2020 and December 31, 2019 did not have a material impact on the Company’s consolidated financial statements.

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

Computer equipment and software	3 years
Furniture and fixtures	7 years
Leasehold improvements	Lesser of the lease terms or the estimated useful lives of the improvements, generally 1–10 years

Intangible Assets, Net

The Company’s intangible assets consist of developed technology, customer relationships, internally-developed software, gaming licenses and trademarks and tradenames. The related amortization expense is classified as cost of revenue in the consolidated statements of operations.

Developed Technology

Developed technology primarily relates to the design and development of sports betting and casino gaming software for online and retail sportsbook and casino gaming products acquired from SBTech and recorded at fair value at the date of acquisition. Additional development costs are capitalized and amortized on a straight-line basis over their estimated useful life of eight years once the development is completed and the assets are in use. All other expenditures, including those incurred in order to maintain an intangible asset’s current level of performance, are expensed as incurred.

Customer Relationships

Customer (or “user”) relationships are finite-lived intangible assets which are amortized over their estimated useful lives of five years. Customer relationships are generally recognized as the result of business combinations.

Internally Developed Software

Software that is developed for internal use is accounted for pursuant to ASC 350-40, Intangibles, Goodwill and Other — Internal-Use Software. Qualifying costs incurred to develop internal-use software are capitalized when (i) the preliminary project stage is completed, (ii) management has authorized further funding for the completion of the project and (iii) it is probable that the project will be completed and perform as intended. These capitalized costs include compensation for employees who develop internal-use software and external costs related to development of internal use software. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose. Internally developed software is amortized using the straight-line method over an estimated useful life of three to four years. All other expenditures, including those incurred in order to maintain an intangible asset’s current level of performance, are expensed as incurred.

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

Impairment of Long-Lived Assets

Long-lived assets, except for goodwill, consist of property and equipment and finite-lived acquired intangible assets, such as internal-use software, developed software, gaming licenses, trademarks, tradenames and customer relationships. Long-lived assets, except for goodwill, are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. Impairment expense is recognized to the extent an asset’s expected undiscounted future cash flows are less than the asset’s carrying amount. There was immaterial impairment related to internally developed software on abandoned projects during the years ended December 31, 2019 and 2018. As of December 31, 2020, the Company determined that long-lived assets were not impaired.

Goodwill

The Company’s business is classified into three reporting units: B2C, Media and B2B. In testing goodwill for impairment, the Company has the option to begin with a qualitative assessment, commonly referred to as “Step 0,” to determine whether it is more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as macroeconomic conditions, industry and market considerations, cost factors, entity-specific financial performance and other events, such as changes in the Company’s management, strategy and primary user base. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company performs a quantitative goodwill impairment analysis by comparing the carrying amount to the fair value of the reporting unit. If the carrying amount exceeds the fair value, goodwill will be written down to the fair value and recorded as impairment expense in the consolidated statements of operations. The Company performs its impairment testing annually and when circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company performed its annual impairment assessment of goodwill as of October 1, 2020 and concluded that goodwill was not impaired.

Equity Method Investment

The Company acquired an additional 3.4% interest in November 2020 in DKFS, LLC, also known as DRIVE by DraftKings, for $1.0 million, bringing its total ownership interest to 49.9% as of December 31, 2020. The Company uses the equity method to account for investments in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee, but does not exercise control. The Company’s carrying value in the equity method investee is reflected in the caption “Equity method investment” on the consolidated balance sheets. Changes in value of DKFS, LLC are recorded in “Loss from equity method investment” on the consolidated statements of operations. The Company’s judgment regarding its level of influence over the equity method investee includes considering key factors, such as ownership interest, representation on the board of directors, and participation in policy-making decisions.

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

Leases

The Company leases certain office spaces, equipment and vehicles and recognizes lease expense on a straight-line basis over the initial term of the lease unless external economic factors exist such that renewals are reasonably certain. In those instances, the renewal period would be included in the lease term to determine the period in which to recognize the lease expense.

Leases for periods through December 31, 2019 were reported under ASC 840, Leases (Topic 840) (“ASC 840”), including the disclosure requirements. The Company recognizes rent expense on operating leases on a straight-line basis over the non-cancellable lease term. Operating leases with landlord-funded leasehold improvements are considered tenant allowances and are amortized as a reduction of rent expense over the non-cancellable lease term. Deferred rent liability, which is calculated as the difference between contractual lease payments and the rent expense, is recorded in accounts payable and accrued expenses and other long-term liabilities in the consolidated balance sheets.

The Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”), using the alternative transition method provided in ASU 2018-11, Leases (Topic 842) (“ASU 2018-11”): Targeted Improvements as of January 1, 2020 at December 31, 2020. Using the alternative transition method, the Company applied the transition requirements at the effective date of ASU 2016-02.

The Company elected the package of practical expedients permitted under the transition guidance within the new standard. In addition, the Company has elected to apply the practical expedient to combine lease and related non-lease components, for all classes of underlying assets, and account for the combined contract as a lease component, as well as the election was made to apply the short-term lease recognition exemption.

Liabilities to Users

The Company records liabilities for user account balances. User account balances consist of user deposits, most promotional awards and user winnings less user withdrawals, tax withholdings and user losses. Cash reserved for users and receivables reserved for users equal or exceed the Company’s liabilities to users at all times.

Loss Contingencies

The Company’s loss contingencies, which are included within other long-term liabilities in the consolidated balance sheets, are uncertain by nature and their estimation requires significant management judgment as to the probability of loss and estimation of the amount of such loss. These contingencies include, but may not be limited to, indirect taxes, regulatory investigations and proceedings and management’s evaluation of complex laws and regulations, and the extent to which they may apply to our business and industry.

The Company regularly reviews its contingencies to determine whether the likelihood of loss is probable and to assess whether a reasonable estimate of the loss can be made. Determination of whether a loss estimate can be made is a complex undertaking that considers the judgement of management, third-party research, the prospect of negotiation and interpretations by regulators and courts, among other information. When a loss is determined to be probable, and the amount of the loss can be reasonably estimated, an estimated contingent liability is recorded.

Revenue Recognition

Effective January 1, 2019, the Company adopted ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective method for all contracts not completed as of the date of adoption. ASC 606 requires companies to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the standard requires more detailed disclosures to enable readers of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The cumulative effect of the adoption was immaterial to the consolidated financial statements. See Note 9 – Revenue Recognition for further details.

The Company determines revenue recognition through the following steps:

●	Identify the contract, or contracts, with the customer;

●	Identify the performance obligations in the contract;

●	Determine the transaction price;

●	Allocate the transaction price to performance obligations in the contract; and

●	Recognize revenue when, or as, the Company satisfies performance obligations by transferring the promised good or services.

The Company is currently engaged in the business of digital sports entertainment and gaming and provides its users with online gaming opportunities. The Company also provides online sportsbook and casino operators with technical infrastructure as well as related services with respect to its direct customers and distributors. The following is a description of the Company’s revenue streams:

Online Gaming

DFS is a peer-to-peer product in which users compete against one another for prizes. Users pay an entry fee (ranging from $0 to $10,000 per user) to join a DFS contest and compete for prizes, which are distributed to the highest performing competitors in each contest as defined by each contest’s prize table. DFS revenue is generated from contest entry fees from users, net of prizes and customer incentives awarded to users.

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

DFS, Sportsbook and iGaming, each as described above, create a single performance obligation for the Company to operate contests or games and award prizes or payouts to users based on results. Revenue is recognized at the conclusion of each contest, wager, or wagering game hand. Incentives can be used across online gaming products. Additionally, certain incentives given to customers create material rights and represent separate performance obligations. User incentives in certain cases create liabilities when awarded to players and in those cases are generally recognized as revenue upon redemption.

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

Contracts with customers may include multiple performance obligations. For such arrangements, the transaction price is allocated to performance obligations on a relative standalone selling price basis. Standalone selling prices are estimated based on observable data of the Company’s sales of such products and services to similar customers and in similar circumstances on a standalone basis. For Online Gaming, which includes DFS, Sportsbook and iGaming, the Company allocates a portion of the transaction price to certain customer incentives that create material future customer rights. In addition, in the event of a multi-stage contest, the Company will allocate transaction price ratably from contest start to the contest’s final stage.

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

Deferred revenue relates to payments received in advance of the satisfaction of performance under the contract. The Company maintains various programs to incentivize user behaviors, which allows users to earn awards. Incentive awards generally represent a material right to the user, and awards may be redeemed for future services. Incentive awards earned by users, but not yet redeemed, are generally recognized as a reduction to revenue and included within liabilities to users on the consolidated balance sheets. When a user redeems most types of awards, the Company recognizes revenue on the consolidated statements of operations.

Certain player awards are not subject to expiration or have not been expired historically, on such awards the Company recognizes breakage (for amounts not expected to be redeemed) to the extent there is no requirement for remitting such balances to regulatory agencies.

Cost of Revenue

Cost of revenue consists primarily of variable costs. These include mainly (i) payment processing fees and chargebacks, (ii) product taxes, (iii) technology costs, (iv) revenue share / market access arrangements, and (v) feed / provider services. The Company incurs payment processing fees on user deposits, withdrawals and deposit reversals from payment processors (“chargebacks”). Chargebacks have not been material to date. Cost of revenue also includes expenses related to the distribution of our services, amortization of intangible assets and compensation of revenue associated personnel.

Sales and Marketing

Sales and marketing expenses consist primarily of expenses associated with advertising and related software, conferences, strategic league and team partnerships and costs related to free to play contests, rent and facilities maintenance and the compensation of sales and marketing personnel, including stock-based compensation expenses. Advertising costs are expensed as incurred and are included in sales and marketing expense in the consolidated statements of operations. During the years ended December 31, 2020, 2019 and 2018, advertising costs were $430.4 million, $152.2 million, and $124.5 million, respectively.

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

General and Administrative

General and administrative expenses consist of costs not related to Sales and Marketing, Product and Technology or Revenue. General and administrative costs include professional services (including legal, regulatory, audit, accounting, lobbying and services related to the Business Combination), rent and facilities maintenance, contingencies, insurance, allowance for doubtful accounts receivable, depreciation of leasehold improvements and furniture and fixtures and costs related to the compensation of executive and non-executive personnel, including stock-based compensation.

Stock-based Compensation

The Company measures compensation expense for stock options and other stock awards in accordance with ASC 718, Compensation — Stock Compensation. Stock-based compensation is measured at fair value on grant date and recognized as compensation expense over the requisite service period. Generally, the Company issues stock options and other stock awards to employees with service-based and/or performance-based vesting conditions. For awards with only service-based vesting conditions, the Company records compensation cost for these awards using the straight-line method less an assumed forfeiture rate. For awards with performance-based vesting conditions, the Company recognizes compensation cost on a tranche-by-tranche basis (the accelerated attribution method) less an assumed forfeiture rate.

Under the provisions of ASC 505-50, Equity-Based Payments to Non-Employees, the Company measures stock-based awards granted to non-employees based on the fair value of the award on the date on which the related service is completed. Compensation expense is recognized over the period during which services are rendered by non-employees until service is completed. At the end of each financial reporting period, for share based payments issued in lieu of cash prior to completion of the service, the fair value of these awards is remeasured using the then-current fair value of the Company’s common stock.

Income Taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in the Company’s tax returns. Deferred tax assets and liabilities are determined on the basis of the differences between U.S. GAAP treatment and tax treatment of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by considering taxable income in carryback years, existing taxable temporary differences, prudent and feasible tax planning strategies and estimated future taxable profits.

The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate, as well as the related net interest and penalties.

Fair Value Measurements

Certain assets and liabilities are carried at fair value under U.S. GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

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

Recently Adopted Accounting Pronouncements

ASU 2016-02, Leases (Topic 842)

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, and since that date has issued subsequent amendments to the initial guidance intended to clarify certain aspects of the guidance and to provide certain practical expedients that entities can elect upon adoption. ASC 842 introduces new requirements to increase transparency and comparability among organizations for leasing transactions for both lessees and lessors. The principle of ASC 842 is that a lessee recognizes assets and liabilities that arise from leases. Lessees need to recognize a right-of-use asset and a lease liability for all leases (other than leases that meet the definition of a short-term lease). The lease liability is equal to the present value of lease payments, and the right-of-use asset is equal to the lease liability, adjusted for other factors. For income statement purposes, ASC 842 requires leases to be classified as either operating or finance. Operating leases result in a straight-line expense pattern while finance leases result in a front-loaded expense pattern. Lessor accounting remains largely unchanged, other than certain targeted improvements intended to align lessor accounting with the lessee accounting model and with the updated revenue recognition guidance.

The Company adopted ASC 842 effective January 1, 2020 using the alternative transition method and elected to apply the new guidance at the adoption date without adjusting comparative periods presented. Comparative information has not been restated and will continue to be reported under accounting standards in effect for those periods. In adopting the new guidance, the Company elected to apply the package of transition practical expedients, which allows the Company not to reassess: (1) whether any expired or existing contracts contain leases under the new definition of a lease; (2) lease classification for any expired or existing leases; and (3) whether previously capitalized initial direct costs would qualify for capitalization under ASC 842. In transition, the Company did not elect to apply the hindsight practical expedient, which permits entities to use hindsight in determining the lease term and assessing impairment of right-of-use assets.

The adoption of ASC 842 resulted in the recognition of a new right-of-use assets and lease liabilities on the balance sheet for all operating leases. For the year ended December 31, 2019, the short-term and long-term deferred rent liabilities were $1.1 million and $9.7 million, respectively. As a result of the Company’s adoption on January 1, 2020, the Company recorded operating right-of-use assets of $33.9 million, including an offsetting deferred rent of $10.8 million, along with associated operating lease liabilities of $44.7 million.

ASU No. 2018-07, Compensation — Stock Compensation (Topic 718)

In June 2018, the FASB issued ASU No. 2018-07, Compensation — Stock Compensation (Topic 718), to simplify the accounting for share-based payments to non-employees by aligning it with the accounting for share- based payments to employees, with certain exceptions. Under the new standard, equity-classified non- employee awards are initially measured on the grant date and re-measured only upon modification, rather than at each reporting period. Measurement is based on an estimate of the fair value of the equity instruments to be issued. The Company adopted this pronouncement as of January 1, 2020. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326). The new guidance replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that utilizes a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses. For receivables reserved for users and accounts receivable held at the reporting date and measured at an amortized cost basis, the Company estimates all expected credits losses based on historical experience, current conditions and reasonable and supportable forecasts. The Company adopted this standard as of January 1, 2020 at December 31, 2020. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40)

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under ASC 350-40, in order to determine which costs to capitalize and recognize as an asset and which costs to expense. The Company adopted this standard as of January 1, 2020 at December 31, 2020. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Recent Accounting Pronouncements Not Yet Adopted

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

3.    Business Combination

As discussed in Note 1, on April 23, 2020 DEAC consummated the transactions contemplated by the Business Combination Agreement, dated December 22, 2019 as amended on April 7, 2020 and, in connection therewith, (i) DEAC merged with and into the Company, whereby the Company survived the merger (the “DK Merger”) and became the successor issuer to DEAC by operation of Rule 12g-3(a) promulgated under the Exchange Act, (ii) the Company changed its name to “DraftKings Inc.,” (iii) the Company acquired Old DK by way of a merger and (iv) the Company acquired all of the issued and outstanding share capital of SBTech (the “SBTech Acquisition”). Upon consummation of the foregoing transactions, Old DK and SBTech became wholly owned subsidiaries of the Company. Under ASC 805, Old DK was deemed the accounting acquirer based on the following predominant factors: its former owners have the largest portion of voting rights in the Company, the Board and Management have more individuals coming from Old DK than either DEAC or SBTech, Old DK was the largest entity by revenue and by assets at the time of the Business Combination, and the headquarters of the Company is Old DK’s headquarters which is located in Boston, Massachusetts.

The DK Merger was accounted for as a reverse recapitalization, in accordance with U.S. GAAP. Under this method of accounting, DEAC was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Reverse Recapitalization was treated as the equivalent of Old DK issuing stock for the net assets of DEAC, accompanied by a recapitalization. The net assets of DEAC are stated at historical cost with no goodwill or other intangible assets recorded. The consolidated assets, liabilities and results of operations prior to the Reverse Recapitalization are those of Old DK. Reported shares and earnings per share available to holders of the Company’s common stock, prior to the Business Combination, have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination. Further, Old DK was determined to be the accounting acquirer in the SBTech Acquisition. As such, the SBTech Acquisition was treated as a business combination under ASC 805, and was accounted for using the acquisition method of accounting. DraftKings recorded the fair value of assets acquired and liabilities assumed from SBTech. The business combination agreement contains provisions that indemnifies DraftKings for various losses.

Operating results for SBTech are included in the consolidated statements of operations as of December 31, 2020 from the day of the acquisition.

Purchase Price Accounting for the SBTech Acquisition

The Company acquired 100% of the equity of SBTech pursuant to the Business Combination Agreement by issuing 45.0 million shares, options, and earnout shares of Class A common stock of the Company at a weighted average fair value of $17.53 to the former stockholders and option holders of SBTech. The following summarizes the consideration transferred at Closing for the SBTech Acquisition (in thousands):

Cash consideration (1)	$184,688
Share consideration (2)	789,064
Other cash consideration (3)	3,615
Total SBTech consideration	$977,367

(1)	Includes the cash consideration, adjusted for the Net Debt Amount, the Working Capital Adjustment, and the Aggregate Strike Price Amount, as stipulated by the Business Combination Agreement, resulting in cash consideration of $184.7 million.

(2)	Includes $776.5 million for the share consideration for SBTech equity of 40.7 million shares and SBTech employees’ vested options of 3.6 million options, and $12.6 million of contingent consideration, which has been paid out, for the 720 thousand earnout shares issued to former stockholders of SBTech as part of the Business Combination, recognized at their Acquisition Date fair value.

(3)	Includes transaction costs incurred by SBTech shareholders to be borne by DraftKings, costs related to the SBTech restructuring transaction that were paid by DraftKings, and the tail liability insurance for SBTech’s directors and officers, as specified in the Business Combination Agreement.

The acquired assets and assumed liabilities of SBTech were recorded at their estimated fair values. The purchase price allocation for the Business Combination was finalized as of December 31, 2020.

The following table summarizes the consideration paid for SBTech and the final fair value of the assets acquired and liabilities assumed at the acquisition date on April 23, 2020.

Cash and cash equivalents	$9,639
Trade receivables	17,815
Other current assets	3,674
Property and equipment	10,677
Intangible assets	484,051
Operating lease right-of-use assets	27,696
Other non-current assets	1,017
Total identifiable assets acquired	554,569
Liabilities assumed:
Accounts payable and accrued expenses	23,613
Current operating lease liabilities	3,583
Long-term income tax liability	63,575
Non-current operating lease liabilities	24,113
Other long-term liabilities	558
Total liabilities assumed	115,442
Net assets acquired (a)	439,127
Purchase consideration (b)	977,367
Goodwill (b) – (a)	$538,240

Goodwill represents the excess of the gross considerations transferred over the fair value of the underlying net assets acquired and liabilities assumed. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill. Intangible assets not recognized apart from goodwill consist primarily of benefits from securing buyer-specific synergies that increase revenue and profits and are not otherwise available to a marketplace participant, as well as acquiring a talented workforce and cost savings opportunities. Goodwill associated with the SBTech Acquisition is assigned as of the acquisition date to the Company’s B2C and B2B segments in the amounts of $348.3 million and $189.9 million respectively, which include the Company’s reporting units that are expected to benefit from the synergies of the combination. Goodwill recognized is not deductible for local tax purposes.

Intangible Assets

		Weighted-
		Average
		Useful Life (in
	Fair Value	years)
Developed Technology	$385,566	8
Customer relationships	93,699	5
Trademarks and trade names	4,308	3
Gaming License	478	2-3
Total	$484,051

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

Transaction Costs

The Company incurred $30.9 million, for the year ended December 31, 2020, in advisory, legal, accounting and management fees in conjunction with the Business Combination, which are included in general and administrative expenses on the consolidated statement of comprehensive loss.

Direct and incremental transaction costs related to the Business Combination and additional equity offerings that would not otherwise have been incurred are treated as a reduction of the cash proceeds and are deducted from the Company’s additional paid-in capital. Accordingly, $63.7 million was incurred related to equity issuance costs for the year ended December 31, 2020.

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

The following pro forma financial information for years ended December 31, 2020 and 2019 combines the historical results for Old DK for the years ended December 31, 2020 and 2019 and the historical results of SBTech, as converted to U.S. GAAP, for the respective periods:

	Year Ended December 31,
	2020	2019
	Pro Forma	Pro Forma
Revenue	$643,502	$431,834
Net loss	$(845,086)	$(219,829)

These pro forma results were based on estimates and assumptions, which the Company believes are reasonable. The pro forma results include adjustments primarily related to purchase accounting adjustments. Acquisition costs and other non-recurring charges incurred are included in the earliest period presented.

4.    Property and Equipment

Property and equipment, net consists of the following:

	December 31, 2020	December 31, 2019
Computer equipment and software	$25,824	$9,685
Furniture and fixtures	7,754	5,891
Leasehold improvements	24,687	17,373
Property and Equipment	58,265	32,949
Accumulated depreciation	(17,438)	(7,004)
Property and Equipment, net	$40,827	$25,945

During the years ended December 31, 2020, 2019, and 2018 the Company recorded depreciation expense on property and equipment of $9.3 million, $4.1 million, and $1.2 million, respectively.

5.    Intangible Assets and Goodwill

Intangible Assets

The Company has the following intangible assets, net at December 31, 2020:

	Weighted-
	Average
	Remaining	Gross
	Amortization	Carrying	Accumulated
	Period	Amount	Amortization	Net
Developed technology	7.32	$439,624	$(37,704)	$401,920
Internally developed software	2.32	72,268	(33,179)	39,089
Gaming licenses	3.46	23,685	(6,354)	17,331
Trademarks and tradenames	2.82	6,537	(1,123)	5,414
Customer relationships	4.32	106,836	(14,660)	92,176
Intangible Assets, net		$648,950	$(93,020)	$555,930

The Company has the following intangible assets, net at December 31, 2019:

	Weighted-
	Average
	Remaining	Gross
	Amortization	Carrying	Accumulated
	Period	Amount	Amortization	Net
Internally developed software	2.35	$43,753	$(21,188)	$22,565
Gaming Licenses	4.86	12,003	(629)	11,374
Intangible Assets, net		$55,756	$(21,817)	$33,939

During the years ended December 31, 2020, 2019, and 2018 the Company recorded amortization expense on intangible assets of $68.1 million, $9.5 million, and $6.3 million, respectively

At December 31, 2020, the Company expects its aggregate annual amortization expense for amortizable intangible assets for fiscal 2021 through 2025 to be as follows:

Estimated
Year ending December 31,	Amortization
2021	$(105,453)
2022	(97,779)
2023	(88,461)
2024	(78,379)
2025	(61,679)

Goodwill

The changes in the carrying amount of goodwill for the year ended December 31, 2020 by segment (refer to Note 12 for segment definitions) are:

	B2C	B2B	Total
Balance as of December 31, 2019	$4,738	$—	$4,738
Goodwill acquired in SBTech Acquisition	348,345	189,895	538,240
Cumulative Translation Adjustment	—	26,625	26,625
Balance as of December 31, 2020	$353,083	$216,520	$569,603

The Company recorded an increase of $538.2 million in goodwill in connection with the SBTech Acquisition during the year ended December 31, 2020, as outlined in Note 3. No impairment of goodwill was recorded in the years ended December 31, 2020, 2019 and 2018.

6.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31,	December 31,
	2020	2019
Accounts payable	$28,076	$16,618
Accrued compensation and related expenses	48,449	17,770
Accrued marketing	51,436	11,855
Accrued professional fees	10,640	10,344
Accrued operating taxes	19,509	5,745
Accrued partnership fees	21,112	7,868
Accrued other expenses	44,411	15,095
Total	$223,633	$85,295

7.    Current and Long-term Liabilities

Revolving Line of Credit

In October 2016, the Company entered into an amended and restated loan and security agreement with Pacific Western Bank, which was most recently amended in September 2020 (as amended, the “Credit Agreement”). The Credit Agreement provides a revolving line of credit of up to $60.0 million. The Credit Agreement has a maturity date of March 1, 2022.

Borrowings under the Credit Agreement bear interest at a variable annual rate equal to the greater of (i) 1.00% above the prime rate then in effect and (ii) 6.50%, and the Credit Agreement requires monthly, interest-only payments. In addition, the Company is required to pay quarterly in arrears a fee equal to 0.25% per annum of the unused portion of the revolving line of credit. As of December 31, 2020 and December 31, 2019, the Credit Agreement provided a revolving line of credit of up to $60.0 million and $50.0 million, respectively. There was no principal outstanding as of December 31, 2020. The principal amount outstanding under the Credit Agreement totaled $6.8 million as of December 31, 2019. Net facility available from the Credit Agreement as of December 31, 2020 and December 31, 2019 totaled $55.8 million and $38.8 million, respectively, which exclude the letters of credit outlined in Note 15. The Company is also subject to certain affirmative and negative covenants until maturity. As of December 31, 2020, the Company was in compliance with all covenant obligations under the Credit Agreement.

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

As of December 31, 2020, and December 31, 2019, the Company’s estimated contingent liability for indirect taxes was $45.9 million and $35.9 million, respectively. The estimated contingent liability for indirect taxes is recorded within other long-term liabilities on the consolidated balance sheets and general and administrative expenses on the consolidated statements of operations.

Convertible Promissory Notes

As of December 31, 2019, the Company had $68.4 million of subordinated convertible promissory notes outstanding (the “Convertible Notes”). During 2020, the Company issued additional Convertible Notes with net proceeds of $41.1 million. Upon the consummation of the Business Combination, the mandatory conversion feature was triggered and all Convertible Notes were converted into shares of the Company’s Class A common stock. As of December 31, 2020, the Company did not have any Convertible Notes outstanding. Refer to Note 8 of our Consolidated Financial Statements for additional information.

8.    Stockholders’ Equity (Deficit)

The consolidated statements of changes in equity reflect the Reverse Recapitalization and SBTech Acquisition as defined in Note 1 as of April 23, 2020. As Old DK was deemed the accounting acquirer in the Reverse Recapitalization with DEAC, all periods prior to the consummation date reflect the balances and activity of Old DK. The consolidated balances as of December 31, 2019 and 2018 from the audited consolidated financial statements of Old DK as of that date, share activity (convertible redeemable preferred stock and common stock) and per share amounts in these consolidated statements of equity were retroactively adjusted, where applicable, using the recapitalization exchange ratio of 0.353628. All convertible redeemable preferred stock classified as mezzanine was retroactively adjusted, converted into Class A common stock, and reclassified to permanent as a result of the Reverse Recapitalization. Redeemable convertible preferred Series E-1 stock converted into shares of Old DK common stock at a share conversion factor of 1.40 whereas Series F converted into shares of Old DK common stock at a share conversion factor of 1 and both were immediately exchanged for Class A common stock of the Company using the recapitalization exchange ratio of 0.353628 as a result of the Reverse Recapitalization.

Immediately prior to the Business Combination, Old DK issued 393.0 million shares of Class B common stock to Jason Robins (the Chief Executive Officer of Old DK and of the Company) which converted into 393.0 million shares of Class B common stock of the Company as a result of the Business Combination and is recorded as stock-based compensation for the year ended December 31, 2020. Such shares carry 10 votes per share and allow Jason Robins to have as of the closing of the Business Combination, approximately 90% of the voting power of the capital stock of DraftKings on a fully-diluted basis. As these shares have no economic rights and are non-participating, they are allocated no earnings or losses when calculating earnings per share pursuant to the two-class method.

Upon the consummation of the Business Combination, the mandatory conversion feature was triggered for the Company’s convertible notes. All outstanding principal of $109.2 million and unpaid accrued interest of $3.4 million was collectively converted to equity securities at $10 per share. The noteholders received 11.3 million shares of Class A common stock in New DraftKings as result of the conversion.

As part of the Business Combination $667.3 million of Class A common stock and Additional Paid in Capital was recorded, net of transaction costs of $10.6 million, in relation to DEAC shares being recapitalized. The Company then used $188.3 million as cash consideration in its acquisition of SBTech and $7.2 million for the buyout of unaccredited investors. Net cash proceeds to the Company were $484.0 million.

In June 2020, we issued 16.0 million new shares of our Class A common stock in a public offering for net proceeds (net of underwriting fees) of $620.8 million.

In October 2020, the Company issued 20.8 million shares of its Class A common stock in a public offering for net proceeds (net of underwriting fees) of $1,059.3 million.

As of December 31, 2020, the Company had 300.0 million shares authorized of preferred stock, $0.0001 par value, of which none were issued and outstanding as of December 31, 2020 or December 31, 2019.

9.  Revenue Recognition

Deferred Revenue

The Company included deferred revenue within accounts payable and accrued expenses and liabilities to users in the consolidated balance sheets. The deferred revenue balances were as follows:

	Year Ended December 31,
	2020	2019
Deferred revenue, beginning of the period	$20,760	$13,581
Deferred revenue, end of the period	$30,627	$20,760
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	$11,221	$11,865

Deferred revenue primarily represents contract liabilities related to the Company’s obligation to transfer future value in relation to in period transactions in which the Company has received consideration. Such obligations are recognized as liabilities when awarded to users and are recognized as revenue when those liabilities are later resolved. The Company included deferred revenue within accounts payable and accrued expenses and liabilities to users on the consolidated balance sheets.

Revenue Disaggregation

Disaggregation of revenue for years ended December 31, 2020, 2019 and 2018 are as follows:

	Year Ended December 31,
	2020	2019	2018
Online gaming	$517,632	$308,177	$219,131
Gaming software	75,629	—	—
Other	21,271	15,233	7,146
Total Revenue	$614,532	$323,410	$226,277

Online gaming includes DFS, iGaming and Sportsbook which have certain similar attributes and pattern of recognition.

The following table presents the Company’s revenue by geographic region for the periods indicated:

	Year ended December 31,
	2020	2019	2018
United States	$544,463	$318,144	$219,415
International	70,069	5,266	6,862
Total Revenue	$614,532	$323,410	$226,277

10.  Stock-Based Compensation

In 2012, the Board of Directors adopted the 2012 Stock Option and Restricted Stock Incentive Plan (the “2012 Plan”), which provides for the granting of incentive and nonqualified stock options, shares of restricted stock and other equity interests or awards in the Company. The Company only issued time-based vesting awards under the 2012 Plan.

In 2017, the Board approved the 2017 Equity Incentive Plan (the “2017 Plan”). No new awards have been issued under the 2012 Plan following the approval of the 2017 Plan. The 2017 Plan provides for the granting of incentive and nonqualified stock options, shares of restricted stock and other equity interests or awards in the Company. The Company issued time-based and performance-based vesting awards under the 2017 Plan. As of December 31, 2020, the total combined number of shares available for grant under the 2012 Plan and 2017 Plan was 10.1 million.

In 2020, the Board approved the 2020 Incentive Award Plan (the “2020 Plan”, together with the 2012 Plan and the 2017 Plan, the “Plans”). The 2020 Plan provides for the granting of incentive and nonqualified stock options, shares of restricted stock and other equity interests or awards in the Company. As of December 31, 2020, the total number of shares available for grant under the 2020 Plan was 35.1 million shares. The Company issued time-based and performance-based vesting awards under the 2020 Plan.

As of December 31, 2020, a share reserve established that the aggregate number of shares may not exceed 900.0 million shares under the Plans. Stock options are generally granted with an exercise price equal to the fair value of the common stock at the grant date with a 10-year contractual term. Incentive stock options may only be granted to employees and the exercise price shall not be less than the fair value of the stock on the grant date. For awards issued under the 2012 Plan, if an employee owns more than 10% of the combined voting stock of the Company, the exercise price may not be less than 110% of the fair market value of the stock on the grant date.

The Company has historically issued three types of stock-based compensation: time-based awards, long term incentive plan (“LTIP”) awards and performance-based stock compensation plan (“PSP”) awards. LTIP awards are performance-based equity awards that are used to establish longer-term performance objectives and incentivize management to meet those objectives. PSP awards are short-term performance-based equity awards which establish performance objectives related to one or two particular fiscal years. All stock-based compensation awards expire seven to ten years after the grant date.

Time-based awards generally vest over a four-year period in annual and/or quarterly installments and expire no later than ten years from the date of grant. Time-based options are valued using the Black-Scholes option-pricing model with the assumptions noted in the table below. The fair value of time-based restricted stock units (“RSUs”) is estimated on the grant date using the underlying share price.

PSP awards vest based on meeting both revenue and EBITDA targets. PSP awards have been issued under the terms of the 2017 Plan and 2020 Plan. PSP options are valued using the Black-Scholes option-pricing model with the assumptions noted in the table below. The fair value of PSP RSUs is estimated on the grant date using the underlying share price.

The fair value of each option is estimated on the grant date using the Black-Scholes option-pricing model and the assumptions noted in the table below. The fair value is recognized over the requisite service period of the awards, which is generally the vesting period. For awards with only service-based vesting conditions, the Company recognizes compensation cost using the straight-line method. Expected volatility is based on average volatility for a representative sample of comparable public companies.

The expected term represents the period of time that the options are expected to be outstanding. The expected term is estimated using the midpoint between the requisite service period and the contractual term of the option. The risk-free interest rate is estimated using the rate of return on U.S. treasury notes with a life that approximates the expected life of the option. The fair value of the stock options issued was measured using the following assumptions for the years ended December 31:

	2020	2019	2018
Risk free interest rate	0.41%	1.95%	2.80%
Expected term (in years)	6.11	6.02	6.11
Expected volatility	42.46%	41.48%	41.98%
Expected dividend yield	0.00%	0.00%	0.00%

For grants with market-based conditions, the fair value of each award was determined using a Monte Carole Simulation. The model uses multiple input variables that determined the probability of satisfying the market condition requirements as follows:

2020
Risk free interest rate	1.72%
Expected volatility	38.92%
Expected dividend yield	0.00%

The following table shows stock option activity for the year ended December 31, 2020, 2019, and 2018:

								Weighted	Weighted	Weighted
								Average	Average	Average
								Exercise	FMV	Remaining Term	Aggregate
								Price of	of	of Options	Intrinsic
	Time-based		PSP		LTIP		Total	Options	RSUs	(Years)	Value
	Options	RSUs	Options	RSUs	Options	RSUs
Outstanding at December 31, 2018	66,527	—	5,161	—	40,189	—	111,877	$0.84	$—	8.15	$69,765
Recapitalization impact	(43,003)	—	(3,336)	—	(25,978)	—	(72,317)	1.54	—	—	—
Outstanding at December 31, 2018	23,524	—	1,825	—	14,211	—	39,560	2.38	—	8.15	69,765
Granted	5,756	—	2,214	—	1,990	—	9,960	4.68	—	—	—
Exercised options / vested RSUs	(1,003)	—	(39)	—	—	—	(1,042)	1.16	—	—	—
Forfeited	(424)	—	(28)	—	—	—	(452)	3.36	—	—	—
Outstanding at December 31, 2019	27,853	—	3,972	—	16,201	—	48,026	2.86	—	7.64	203,431
Granted	4,781	3,816	—	907	—	28,354	37,858	4.11	34.63	—	—
Exercised options / vested RSUs	(11,621)	(149)	(932)	—	(2,347)	(15,554)	(30,603)	1.28	21.03	—	—
Forfeited	(494)	(119)	(17)	—	—	—	(630)	5.24	33.72	—	—
Outstanding at December 31, 2020	20,519	3,548	3,023	907	13,854	12,800	54,651	$3.57	$47.01	7.05	$2,410,943

As of December 31, 2020, total unrecognized stock-based compensation expense of $848.6 million related to granted and unvested share-based compensation arrangements is expected to be recognized over a weighted-average period of 2.2 years. The following table shows stock compensation expense for the years ended December 31, 2020, 2019, and 2018:

	Year ended			Year ended			Year ended
	December 31, 2020			December 31, 2019			December 31, 2018
	Options	RSUs	Total	Options	RSUs	Total	Options	RSUs	Total
Time Based	$8,176	$21,286	$29,462	$7,065	$—	$7,065	$7,210	$—	$7,210
PSP	1,633	21,275	22,908	5,222	—	5,222	—	—	—
LTIP (1)	9,552	255,116	264,668	5,326	—	5,326	—	—	—
B Shares (2)	8,000	—	8,000	—	—	—	—	—	—
Total	$27,361	$297,677	$325,038	$17,613	$—	$17,613	$7,210	$—	$7,210

(1) Resulting from amortization of stock-based compensation expense and anticipated achievement of share price targets

(2) Related to the Business Combination; Class B shares have no economic rights.

The weighted-average grant-date fair values of options granted during the years ended December 31, 2020 and 2019 were $2 per share. During the years ended December 31, 2020 and 2019, the Company received proceeds from the exercise of stock options of $27.6 million and $1.1 million, respectively, and the aggregate intrinsic value of those stock options exercised was $1,256 million and $3.4 million, respectively. The total grant date fair value of stock options that vested during the years ended December 31, 2020, 2019 and 2018 were $35.1 million and $9.8 million, respectively.

In September 2019, the Company issued warrants to a non-employee vendor providing marketing services. The warrant allows the vendor to purchase 0.3 million shares of common stock for an exercise price of $0.01 per share over a 5-year term. The warrants were issued for marketing services provided to the Company, were fully vested, and had no future requisite service period. Compensation cost of $0.4 million was recognized entirely in the year ended December 31, 2019. Compensation cost for this warrant is presented within general and administrative expenses in the consolidated statement of operations. As of December 31, 2019, the warrant remains unexercised.

11.  Income Taxes

Loss before income tax (benefit) provision for the years ended December 31, 2020, 2019 and 2018 consist of the following:

	Year ended December 31,
	2020	2019	2018
United States	$(780,917)	$(142,198)	$(76,122)
Foreign	(63,409)	1	7
Loss before income tax (benefit) provision	$(844,326)	$(142,197)	$(76,115)

The components of the provision (benefit) for income taxes consisted of the following:

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$(49)	$—	$—
State	250	—	—
Foreign	1,456	4	86
Total current provision	1,657	4	86
Deferred:
Federal	(442)	—	9
State	31	54	10
Foreign	(1,868)	—	—
Total deferred provision	(2,279)	54	19
Total income tax (benefit) provision	$(622)	$58	$105

The reconciliation between income taxes computed at the U.S. statutory income tax rate to our provision for income taxes for the years ended December 31, 2020, 2019 and 2018 are as follows:

	Year ended December 31,
	2020	2019	2018
Provision (benefit) for income taxes at 21% rate	$(177,309)	$(29,863)	$(15,984)
Prior year provision true-ups	(5)	3,164	(157)
State taxes, net of federal benefit	(13,328)	(7,522)	(7,525)
Stock-based compensation (benefit) expense	(190,766)	2,412	430
Non-deductible lobbying expenses	2,072	1,885	1,352
Non-deductible acquisition expenses	4,041	2,068	—
Change in valuation allowance	243,352	19,988	21,584
Net operating loss write-off	998	7,246	—
Non-deductible executive compensation	118,423	—	—
Foreign rate differential	13,456	—	—
Foreign currency adjustments	(2,086)	—	—
Income tax reserves	1,676	—	—
Other	(1,146)	680	405
Total income tax (benefit) provision	$(622)	$58	$105

Significant components of the Company’s deferred tax assets (liabilities) as of December 31, 2020 and 2019 are as follows:

	Year ended December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$459,508	$217,836
Accrual and other temporary differences	19,432	21,045
Operating lease	15,002	—
Stock-based compensation	8,618	4,552
Total deferred tax assets:	502,560	243,433
Deferred tax liability:
Capitalized software costs	(8,469)	(6,335)
Fixed assets	(1,351)	(2,035)
Operating lease	(11,251)	—
Total Net Deferred Tax Assets	481,489	235,063
Valuation allowance	(478,667)	(235,280)
Net deferred tax assets (liabilities)	$2,822	$(217)

The Company records its deferred tax assets in deposits and other non-current assets and deferred tax liabilities in other long-term liabilities in the consolidated balance sheets. The Company has provided a valuation allowance for the U.S. deferred tax assets as of December 31, 2020. For the year ended December 31, 2020, the U.S. valuation allowance increased by $243.4 million primarily based on the current year operating loss.

As of December 31, 2020, the Company had U.S. federal and state tax net operating loss carryforwards of $671.3 million and $1,690.4 million, respectively, which may be available to offset future income tax liabilities and expire at various dates beginning in 2032 through 2040. Additionally, the Company has $980.0 million of federal net operating loss carryforwards which carryforward indefinitely. The Company has generated $2.7 million of foreign operating loss carryforwards which carryforward indefinitely.

Utilization of the NOL carryforwards may be subject to limitation under Section 382 of the Internal Revenue Code of 1986 based on ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL and tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. There could be additional ownership changes in the future, which may result in additional limitations on the utilization of the NOL and tax credit carryforwards. The Company has analyzed the impact of these limitations on its attributes and included the impact of these limitations in its U.S. deferred tax assets.

Undistributed earnings of certain foreign subsidiaries are immaterial as of December 31, 2020. Accordingly, no provision for state, local and foreign withholding income taxes has been provided thereon.

In addition to filing federal income tax returns, the Company files income tax returns in numerous states and foreign jurisdictions that impose an income tax. The Company is subject to U.S. federal, state and local income tax examinations by tax authorities for the years beginning in 2012 due to the carryover of previously incurred NOLs. The Company is currently under a federal income tax examination for 2017. Tax years after 2011 remain open in certain major foreign jurisdictions and are subject to examination by the taxing authorities.

The following table presents a reconciliation of the total amounts of unrecognized tax benefits, excluding interest and penalties, included in "Long-term Income Tax Liabilities" on the balance sheet.

	Year ended December 31,
	2020	2019	2018
Unrecognized tax benefits at the beginning of the year	$—	$—	$—
Additions for tax positions of prior years	70,341	—	—
Unrecognized tax benefits at the end of the year	$70,341	$—	$—

If the unrecognized tax benefit balance as of December 31, 2020 were recognized, it would decrease the Company’s effective tax rate. The Company does not anticipate any material changes to its unrecognized tax benefits within the next 12 months.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as income tax expense. During the years ended December 31, 2020, 2019 and 2018 the Company recognized $1.7 million, $0.0 million and $0.0 million in interest and penalties. The Company had $1.7 million, $0.0 million and $0.0 million of interest and penalties accrued at December 31, 2020, 2019 and 2018, respectively.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. As of December 31, 2020, the Company has analyzed the provisions of the CARES Act and determined it did not have a significant impact to the Company.

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

Operating segments are components of the Company for which separate discrete financial information is available to and evaluated regularly by the chief operating decision maker (“CODM”), who is the Company’s Chief Executive Officer, in making decisions regarding resource allocation and assessing performance. The CODM assesses a combination of metrics such as revenue and Adjusted EBITDA to evaluate the performance of each operating and reportable segment.

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

A measure of segment assets and liabilities has not been currently provided to the Company’s CODM and therefore is not shown below. Summarized financial information for the Company’s segments is shown in the following tables:

	Year ended December 31,
	2020	2019	2018
Revenue:
B2C	$538,903	$323,410	$226,277
B2B	75,629	—	—
Total revenue	614,532	323,410	226,277

Adjusted EBITDA:
B2C	(393,461)	(98,640)	(58,850)
B2B	1,542	—	—
Total adjusted EBITDA	(391,919)	(98,640)	(58,850)
Adjusted for:
Depreciation and amortization	77,410	13,636	7,499
Interest expense (income), net	1,070	(1,348)	(666)
Income tax (benefit) provision	(622)	58	105
Stock-based compensation	325,038	17,613	7,210
Transaction-related costs	36,406	10,472	—
Litigation, settlement and related costs	6,839	3,695	3,222
Other non-recurring costs and special project costs	5,644	2,489	—
Other non-operating costs	566	(2,521)	—
Net Loss attributable to common shareholders	$(844,270)	$(142,734)	$(76,220)

Due to the timing of the Business Combination, the year ended December 31, 2020 reflects B2B/SBTech activity beginning April 24, 2020 and the year ended December 31, 2019 does not reflect B2B/SBTech activity.

13.  Loss Per Share

The computation of loss per share and weighted-average shares of the Company’s Class A common stock outstanding for the periods presented are as follows:

	Year ended December 31,
	2020	2019	2018
Net loss	$(844,270)	$(142,734)	$(76,220)
Basic and diluted weighted-average common shares outstanding	305,593	184,603	169,778
Loss per share attributable to common stockholders:
Basic and diluted	$(2.76)	$(0.77)	$(0.45)

There were no preferred or other dividends declared for the period. For the periods presented, the following securities were not required to be included in the computation of diluted shares outstanding:

	Year ended December 31,
	2020	2019	2018
Warrants	2,061	182	856
Stock options and RSUs	54,651	48,031	39,563
Convertible notes	—	7,409	—
Total	56,712	55,622	40,419

14.  Related-Party Transactions

Media Purchase Agreement (“MPA”)

In July 2015, Old DK entered into an MPA with a related party for various media placements from 2015 through 2018. The MPA was amended to extend through 2021. The annual commitment for calendar years 2017 through 2021 was $15.0 million per year, plus an additional contingent commitment of  $5.0 million per year. The contingent commitment relates to the Company’s allocation of its non-integration advertising with other advertisers. Effective January 2019, the future minimum commitments related to the MPA were reduced to $15.0 million in aggregate through December 31, 2021 ($5.0 million per year) and the contingent commitment was removed. If the Company satisfies the $15.0 million commitment prior to December 31, 2021, the MPA will expire unless the Company elects to extend the MPA through the next NFL season with no required minimum. The Company recorded expense of $25.8 million, $8.4 million and $23.3 million related to the MPA for the years ended December 31, 2020, 2019, and 2018, respectively, in sales and marketing expenses in the consolidated statements of operations. As of December 31, 2020 and 2019, $0 and $2.4 million, respectively, of MPA is included in accounts payable and accrued expenses in the consolidated balance sheets.

Private Placement Agent

Old DK entered into an engagement letter with a related party (the “Private Placement Agent”) in August 2019, as amended in December 2019. Pursuant to the engagement letter, the Private Placement Agent has acted as the exclusive financial advisor to Old DK, and Old DK agreed to pay certain acquisition and financing fees in connection with the Business Combination with SBTech and DEAC. For the years ended December 31, 2020, 2019, and 2018, Old DK incurred $12.3 million, $0, and $0, respectively, of fees with the Private Placement Agent. For the $12.3 million of fees incurred during the year ended December 31, 2020, approximately $7.0 million were charged against additional paid in capital in the accompanying consolidated balance sheet with the remainder included in general and administrative expenses in the accompanying consolidated statement of operations.

Receivables from Equity Method Investment

The Company provides office space and general operational support to DKFS, LLC, an equity-method affiliate. The operational support is primarily general and administrative services. As of December 31, 2020, and December 31, 2019, the Company had $1.1 million and $1.0 million, respectively, of receivables from the entity related to those services and expenses to be reimbursed to the Company, which are included within non-current assets in the consolidated balance sheets. In November of 2020, the Company invested an additional $1.0 million into DKFS, LLC. Subsequent to December 31, 2020, the Company committed to invest up to $17.0 million into DBDK Venture Fund I, LP, a Delaware limited partnership and a subsidiary of DKFS LLC.

Transactions with a Shareholder and their Immediate Family Members

As of December 31, 2020, the Company had a $1.9 million receivable from a shareholder and director included in other receivables. In addition, the Company had $2.7 million in sales and $0.5 million of lease expenses to entities related to an immediate family member of the shareholder for the year ended December 31, 2020 and had an associated accounts receivable balance of $0.5 million as of December 31, 2020 included in accounts receivable in the balance sheet. There were no related party transactions with the shareholder or their immediate family members for the years ended December 31, 2019 and 2018 and no related accounts receivable balance as of December 31, 2019.

15.  Leases, Commitments and Contingencies

Leases

The Company leases corporate office facilities, data centers, and motor vehicles under operating lease agreements. The Company’s lease agreements have terms not exceeding ten years.

The components of lease expense for the year ended December 31, 2020 are as follows:

December 31, 2020
Operating lease cost	$14,968
Short term lease cost	2,538
Variable lease cost	3,652
Sublease income	(1,382)
Total lease cost	$19,776

Other information related to leases for the year ended December 31, 2020 are as follows:

December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,586
Right-of-use assets obtained in exchange for new operating lease liabilities	$42,673
Weighted-average remaining lease term (in years):
Operating leases	6.7
Weighted-average discount rate:
Operating leases	6.5%

The Company calculated the weighted-average discount rates using incremental borrowing rates, which equal the rates of interest that it would pay to borrow funds on a fully collateralized basis over a similar term.

Maturity of lease liabilities as of December 31, 2020 are as follows:

December 31, 2020
2021	$17,288
2022	16,352
2023	15,143
2024	12,502
2025	11,257
Thereafter	28,272
Total undiscounted future cash flows	100,814
Less: Imputed interest	(19,202)
Present value of undiscounted future cash flows	$81,612

Disclosures Related to Periods Prior to Adoption of ASC 842

Total rent expense for the years ended December 31, 2019, and 2018 was $10.4 million and $5.3 million, respectively.

Future minimum payments under operating leases as of December 31, 2019, are as follows:

Years ending December 31,
2020	$10,067
2021	8,300
2022	8,374
2023	8,292
2024	7,310
Thereafter	23,685
Total	$66,028

Other Contractual Obligations and Contingencies

The Company is a party to several non-cancelable contracts with vendors where the Company is obligated to make future minimum payments under the terms of these contracts as follows:

Years ending December 31,
2021	$146,748
2022	135,355
2023	117,331
2024	106,076
2025	100,700
Thereafter	309,900
Total	$916,110

* The above commitments include $437.0 million of future expected contractual obligations to a media company as part of a multi-year content integration agreement.

Contingencies

From time to time, and in the ordinary course of business, the Company may be subject to certain claims, charges and litigation concerning matters arising in connection with the conduct of the Company’s business activities.

In Re: Daily Fantasy Sports Litigation (Multi-District Litigation)

Between late 2015 and early 2016, certain individuals who allegedly registered and competed in daily sports fantasy contests on our and FanDuel’s websites, and their family members, filed numerous actions (primarily purported class actions) against us, FanDuel, and other related parties in courts across the United States. In February 2016, these actions were consolidated in a multi-district litigation in the U.S. District Court for the District of Massachusetts. The plaintiffs asserted 27 claims arising under both state and federal law against the DFS defendants. The plaintiffs’ claims against us generally fall into four categories: (1) the Company’s online daily fantasy sports contests constitute illegal gambling; (2) the Company promulgated false or misleading advertisements that emphasized the ease of play and likelihood of winning; (3) the Company induced consumers to lose money through a deceptive bonus program; and (4) the Company allowed our employees to participate in competitors’ fantasy sports contests using non-public information, which gave such employees an unfair advantage over other contestants. The plaintiffs seek money damages, equitable relief, and disgorgement of gains against the Company. DraftKings intend to vigorously defend this case. If the plaintiffs obtain a judgment in their favor in this matter, the Company could be subject to substantial damages and it could be restricted from offering DFS contests in certain states. The Company has established an accrual for this matter, but it cannot provide any assurance as to the outcome of this lawsuit.

Despite the potential for significant damages, the Company does not believe, based on currently available information, that the outcome of this proceeding will have a material adverse effect on DraftKings’ financial condition, although the outcome could be material to DraftKings’ operating results for any particular period, depending, in part, upon the operating results for such period.

1,000 Mass Arbitration Demands Filed by One Law Firm

On October 21, 2019, a law firm filed 1,000 “mass arbitrations” against the Company with the American Arbitration Association (“AAA”) on behalf of purported DraftKings users that assert claims similar to those in the multi-district litigation described above. After the law firm filed the 1,000 “mass arbitrations,” the AAA informed DraftKings in writing that it would close their files on, and decline to administer, the 1,000 “mass arbitrations” unless the Company waived two provisions in its terms of use and that the parties would then be free to bring their claims in court. The Company elected not to waive the subject terms of use provisions. On November 6, 2020 the law firm filed a complaint against DraftKings in Massachusetts Superior Court (Suffolk County), entitled Aaron Abramson, et al. v. DraftKings. In Abramson, the law firm is seeking, among other things, to compel arbitration against DraftKings on behalf of nine-hundred and ninety-nine (999) individuals.

The Company intends to vigorously defend all claims. If the claimants successfully compel arbitration and then obtain a judgment in their favor in these arbitrations, the Company could be subject to substantial damages and it could be restricted from offering DFS contests in certain states. Despite the potential for significant damages, the Company does not believe, based on currently available information, that the outcome of this proceeding will have a material adverse effect on DraftKings’ financial condition, although the outcome could be material to DraftKings’ operating results for any particular period, depending, in part, upon the operating results for such period. The Company cannot predict with any degree of certainty the outcome of Abramson or determine the extent of any potential liability or damages should the cases proceed to arbitration. The Company also cannot provide an estimate of the possible loss or range of loss.

Interactive Games LLC

On June 14, 2019, Interactive Games LLC (“IG”) filed suit against the Company in the U.S. District Court for the District of Delaware, alleging that our Daily Fantasy Sports product offering infringes two patents and the Company’s Sportsbook product offering infringes two additional patents. DraftKings intends to vigorously defend this case. In the event that a court ultimately determines that the Company is infringing the asserted patents, it may be subject to substantial damages, which may include treble damages and/or an injunction that could require the Company to modify certain features that we currently offer. The Company cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages. The Company also cannot provide an estimate of the possible loss or range of loss.

Internal Revenue Service

The Company is currently under Internal Revenue Service audit for prior tax years, with the primary unresolved issues relating to excise taxation of fantasy sports contests and informational reporting and withholding. The final resolution of that audit, and other audits or litigation, may differ from the amounts recorded in these consolidated financial statements and may materially affect the Company’s consolidated financial statements in the period or periods in which that determination is made.

Letters of Credit

In connection with the Credit Agreement with Pacific Western Bank, the Company has entered into several letters of credit totaling $4.2 million and $4.5 million as of December 31, 2020 and December 31, 2019, respectively, for the Company’s leases of office space.

Exhibit Index

(b)      Exhibits. The following exhibits are being followed herewith:

Exhibit No.	Description
2.1†	Business Combination Agreement, dated as of December 22, 2019, among DraftKings Inc., SBTech (Global) Limited, SBTech’s shareholders, Diamond Eagle Acquisition Corp., DEAC NV Merger Corp. and a wholly-owned subsidiary of DEAC (incorporated by reference to Exhibit 2.1 of DEAC NV Merger Corp.’s Registration Statement on Form S-4 (Reg. No. 333-235805), filed with the SEC on April 14, 2020).
2.2	Agreement and Plan of Merger, dated as of March 12, 2020, by and among Diamond Eagle Acquisition Corp. and DEAC NV Merger Corp. (incorporated by reference to Exhibit 2.3 of DEAC NV Merger Corp.’s Registration Statement on Form S-4 (Reg. No. 333-235805), filed with the SEC on April 14, 2020).
2.3	Amendment to Business Combination Agreement, dated as of April 7, 2020, among DraftKings Inc., SBTech (Global) Limited, SBTech’s shareholders, Diamond Eagle Acquisition Corp., DEAC NV Merger Corp. and a wholly-owned subsidiary of DEAC (incorporated by reference to Exhibit 2.4 of DEAC NV Merger Corp.’s Registration Statement on Form S-4 (Reg. No. 333-235805), filed with the SEC on April 14, 2020).
3.1	Amended and Restated Articles of Incorporation of DraftKings Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on April 29, 2020)
3.2	Amended and Restated Bylaws of DraftKings Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed with the SEC on April 29, 2020).
4.1	Specimen Class A Common Stock Certificate of DraftKings (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the SEC on April 29, 2020).
4.2	Form of Warrant Certificate of DraftKings Inc. (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed with the SEC on April 29, 2020).
4.3	Warrant Agreement, dated May 10, 2019, by and between Diamond Eagle Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 of Diamond Eagle Acquisition Corp.’s Current Report on Form 8-K filed on May 14, 2019).
4.4	Assignment and Assumption Agreement, dated April 23, 2020, by and among DraftKings Inc., DEAC, Continental Stock Transfer & Trust Company, Computershare Trust Company, N.A. and Computershare Inc. (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K, filed with the SEC on April 29, 2020).
4.5*	Description of Registered Securities
10.1+	DraftKings Inc. 2020 Incentive Award Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on April 29, 2020).
10.2	Form of Subscription Agreement, dated December 22, 2019, by and between Diamond Eagle Acquisition Corp. and the undersigned subscriber party thereto (incorporated by reference to Exhibit 10.2 of DEAC NV Merger Corp.’s Registration Statement on Form S-4 (Reg. No. 333-235805), filed with the SEC on April 14, 2020.
10.3+	Executive Employment Agreement, dated April 23, 2020, between DraftKings Inc. and Matt Kalish (incorporated by reference to Exhibit 10.2 the Company’s Current Report on Form 8-K, filed with the SEC on April 29, 2020).
10.4+	Executive Employment Agreement, dated April 23, 2020, between DraftKings Inc. and Paul Liberman (incorporated by reference to Exhibit 10.3 the Company’s Current Report on Form 8-K, filed with the SEC on April 29, 2020).
10.5+	Executive Employment Agreement, dated April 23, 2020, between DraftKings Inc. and Jason Robins (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed with the SEC on April 29, 2020).
10.6+	Executive Employment Agreement, dated May 30, 2019, between DraftKings Inc. and Jason Park (incorporated by reference to Exhibit 10.3 of DEAC NV Merger Corp.’s Registration Statement on Form S-4 (Reg. No. 333-235805), filed with the SEC on April 14, 2020.
10.7+	DraftKings Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed with the SEC on April 29, 2020).

Exhibit No.	Description
10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K, filed with the SEC on April 29, 2020).
10.9	Earnout Escrow Agreement, dated April 23, 2020, by and among DraftKings Inc., Shalom Meckenzie, in his capacity as SBT Sellers’ Representative, Eagle Equity Partners LLC, Jeff Sagansky, Eli Baker, Harry Sloan, I.B.I. Trust Management, the trustee, and Computershare Trust Company, N.A., as escrow agent (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K, filed with the SEC on April 29, 2020).
10.10	Stockholders Agreement, dated April 23, 2020, by and among DraftKings Inc., the DK Stockholder Group, the SBT Stockholder Group and the DEAC Stockholder Group (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K, filed with the SEC on April 29, 2020).
10.11	Amendment to Stockholders Agreement, dated October 5, 2020, by and among DraftKings Inc., the DK Stockholder Group, the SBT Stockholder Group and the DEAC Stockholder Group (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on October 5, 2020).
10.12	Share Exchange Agreement, dated April 23, 2020, by and among DraftKings Inc., a Delaware corporation, Jason Robins and DEAC NV Merger Corp. (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K, filed with the SEC on April 29, 2020).
10.13†**	Agreement for the Provision of a Sports Betting Solution (“License Agreement”), between Sports Information Services Limited and Crown Gaming Inc., dated as of June 19, 2018 (incorporated by reference to Exhibit 10.5 of DEAC NV Merger Corp.’s Registration Statement on Form S-4 (Reg. No. 333-235805), filed with the SEC on April 14, 2020).
10.14†**	Addendum to License Agreement, between Sports Information Services Limited and Crown Gaming Inc., dated as of August 22, 2019 (incorporated by reference to Exhibit 10.6 of DEAC NV Merger Corp.’s Registration Statement on Form S-4 (Reg. No. 333-235805), filed with the SEC on April 14, 2020).
10.15†**	Addendum, dated as of July 23, 2020 to the Agreement for the Provision of a Sports Betting Solution between Sports Information Services Limited and Crown Gaming Inc., dated as of June 19, 2018 (incorporated by reference to Exhibit 10.1 to DraftKings Inc.’s Current Report on Form 8-K (File No. 001-38908), filed with the SEC on July 23, 2020).
10.16	Amended and Restated Loan and Security Agreement (the “LSA”), dated October 21, 2016, by and between DraftKings Inc. and Pacific Western Bank (incorporated by reference to Exhibit 10.7 of DEAC NV Merger Corp.’s Registration Statement on Form S-4 (Reg. No. 333-235805), filed with the SEC on April 14, 2020).
10.17	First Amendment to the LSA, dated July 28, 2017, by and between DraftKings Inc. and Pacific Western Bank (incorporated by reference to Exhibit 10.8 of DEAC NV Merger Corp.’s Registration Statement on Form S-4 (Reg. No. 333-235805), filed with the SEC on April 14, 2020).
10.18	Second Amendment to the LSA, dated December 28, 2017, by and between DraftKings Inc. and Pacific Western Bank (incorporated by reference to Exhibit 10.9 of DEAC NV Merger Corp.’s Registration Statement on Form S-4 (Reg. No. 333-235805), filed with the SEC on April 14, 2020).
10.19	Third Amendment and Joinder to the LSA, dated July 3, 2018, by and among DraftKings Inc., Crown Gaming Inc., Crown DFS Inc. and Pacific Western Bank (incorporated by reference to Exhibit 10.10 of DEAC NV Merger Corp.’s Registration Statement on Form S-4 (Reg. No. 333-235805), filed with the SEC on April 14, 2020).
10.20	Fourth Amendment to the LSA, dated December 19, 2018, by and among DraftKings Inc., Crown Gaming Inc., Crown DFS Inc. and Pacific Western Bank (incorporated by reference to Exhibit 10.11 of DEAC NV Merger Corp.’s Registration Statement on Form S-4 (Reg. No. 333-235805), filed with the SEC on April 14, 2020).
10.21	Fifth Amendment to the LSA, dated March 28, 2019 by and among DraftKings Inc., Crown Gaming Inc., Crown DFS Inc. and Pacific Western Bank (incorporated by reference to Exhibit 10.12 of DEAC NV Merger Corp.’s Registration Statement on Form S-4 (Reg. No. 333-235805), filed with the SEC on April 14, 2020).
10.22	Sixth Amendment to the LSA, dated August 15, 2019, by and among DraftKings Inc., Crown Gaming Inc., Crown DFS Inc. and Pacific Western Bank (incorporated by reference to Exhibit 10.13 of DEAC NV Merger Corp.’s Registration Statement on Form S-4 (Reg. No. 333-235805), filed with the SEC on April 14, 2020).

Exhibit No.	Description
10.23	Seventh Amendment to the LSA, dated April 23, 2020, by and among DraftKings Inc. (a Nevada corporation), DraftKings Inc. (a Delaware corporation), Crown Gaming Inc., Crown DFS Inc. and Pacific Western Bank (incorporated by reference to Exhibit 10.20 of the Company’s Current Report on Form 8-K, filed with the SEC on April 29, 2020).
10.24	Eighth Amendment to the LSA, dated June 30, 2020, by and among DraftKings Inc. (a Nevada corporation), DraftKings Inc. (a Delaware corporation), Crown Gaming Inc., Crown DFS Inc. and Pacific Western Bank (incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2020).
10.25	Ninth Amendment to the LSA, dated September 14, 2020, by and among DraftKings Inc. (a Nevada corporation), DraftKings Inc. (a Delaware corporation), Crown Gaming Inc., Crown DFS Inc. and Pacific Western Bank (incorporated by reference to Exhibit 10.25 of the Company’s Registration Statement on Form S-1 (No. 333-249299), filed with the SEC on October 6, 2020).
10.26+	DraftKings Inc. 2017 Equity Incentive Plan, as amended from time to time (incorporated by reference to Exhibit 10.22 of the Company’s Registration Statement on Form S-1 (No. 333-238051), filed with the SEC on May 6, 2020).
10.27+	DraftKings Inc. 2012 Stock Option & Restricted Stock Incentive Plan, as amended from time to time (incorporated by reference to Exhibit 10.23 of the Company’s Registration Statement on Form S-1 (No. 333-238051), filed with the SEC on May 6, 2020).
10.28+	SBTech (Global) Limited 2011 Global Share Option Plan (incorporated by reference to Exhibit 10.24 of the Company’s Registration Statement on Form S-1 (No. 333-238051), filed with the SEC on May 6, 2020).
10.29+	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 15, 2020).
10.30+	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 15, 2020).
14.1*	Code of Business Ethics of the Company, dated April 23, 2020.
21.1*	List of Subsidiaries
23.1*	Consent of BDO USA, LLP, independent registered public accounting firm.
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Certain portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). The Registrant agrees to furnish an unredacted copy of the exhibit to the SEC upon its request.

†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

+	Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DraftKings Inc.

By:	/s/ Jason K. Park
Name:	Jason K. Park
Title:	Chief Financial Officer
Date:	February 26, 2021

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Jason D. Robins, R. Stanton Dodge, and Jason K. Park, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jason D. Robins	Chief Executive Officer and Chairman	February 26, 2021
Jason D. Robins	(Principal Executive Officer)

/s/ Jason K. Park	Chief Financial Officer	February 26, 2021
Jason K. Park	(Principal Financial Officer)

/s/ Erik Bradbury	Chief Accounting Officer	February 26, 2021
Erik Bradbury	(Principal Accounting Officer)

/s/ Harry Evans Sloan	Vice Chairman	February 26, 2021
Harry Evans Sloan

/s/ Michael Gavin Isaacs	Director	February 26, 2021
Michael Gavin Isaacs

/s/ Matthew Kalish	Director	February 26, 2021
Matthew Kalish

/s/ Woodrow H. Levin	Director	February 26, 2021
Woodrow H. Levin

/s/ Paul Liberman	Director	February 26, 2021
Paul Liberman

/s/ Shalom Meckenzie	Director	February 26, 2021
Shalom Meckenzie

/s/ Jocelyn Moore	Director	February 26, 2021
Jocelyn Moore

/s/ Ryan R. Moore	Director	February 26, 2021
Ryan R. Moore

/s/ Valerie Mosley	Director	February 26, 2021
Valerie Mosley

/s/ Steven J. Murray	Director	February 26, 2021
Steven J. Murray

/s/ Hany M. Nada	Director	February 26, 2021
Hany M. Nada

/s/ Richard Rosenblatt	Director	February 26, 2021
Richard Rosenblatt

/s/ John S. Salter	Director	February 26, 2021
John S. Salter

/s/ Marni M. Walden	Director	February 26, 2021
Marni M. Walden