Form 10-K/A
period 2020-12-31
DraftKings Inc.
filed 2021-05-03
CIK 1772757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement for its 2021 Annual Meeting of Stockholders, or Proxy Statement, filed on March 19, 2021, are incorporated by reference in Part III. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the “Amended Annual Report”) amends the Annual Report on Form 10-K of DraftKings Inc. (the “Company”) for the year ended December 31, 2020 (the “Original Filing”), filed on February 26, 2021 with the Securities and Exchange Commission (the “SEC”). This Amended Annual Report restates the Company’s consolidated financial statements and related disclosures as of and for the year ended December 31, 2020. Refer to Note 2, “Summary of Significant Accounting Policies and Practices,” of Notes to Consolidated Financial Statements of this Amended Annual Report for additional information. The relevant unaudited interim financial information for each of the quarterly periods ended June 30, 2020 through December 31, 2020 will also be restated. The impact of such restatements is included herein. Refer to Note 2, “Summary of Significant Accounting Policies and Practices” of Notes to Consolidated Financial Statements of this Amended Annual Report.

On April 12, 2021, the Staff of the SEC released a statement (the “SEC Statement”) expressing the view that warrants issued by special purpose acquisition companies (“SPAC”) may require classification as a liability of the entity measured at fair value, with changes in fair value each period reported in earnings.

The Company has previously classified its private placement warrants and public warrants (collectively, the “warrants”), which were initially issued by Diamond Eagle Acquisition Corp. (“DEAC”) in connection with its initial public offering and assumed by the Company in connection with the consummation of the transactions contemplated by the Business Combination Agreement dated December 22, 2019, as amended on April 7, 2020, as equity.

The SEC Statement discussed “certain features of warrants issued in SPAC transactions” that “may be common across many entities.” The SEC Statement indicated that when one or more of such features is included in a warrant, the warrant “should be classified as a liability measured at fair value, with changes in fair value each period reported in earnings.”

The Company initially evaluated the accounting for its warrants and believed its positions to be appropriate at that time, and while the terms of the warrants as described in the Warrant Agreement have not changed, as a result of the SEC Statement, the Company has determined to classify its warrants as liabilities, and will subsequently measure them at fair value through earnings pursuant to Accounting Standards Codification 815.

This Amended Annual Report also amends and restates the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations, Risk Factors and other disclosures made in the Original Filing as appropriate to reflect the restatement and revision of the relevant periods.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is also including with this Amended Annual Report currently dated certifications of the Company’s Chief Executive Officer and Principal Financial Officer (attached as Exhibits 31.1, 31.2, 32.1, and 32.2).

Except as discussed above and as further described in Note 2 to the consolidated financial statements, the Company has not modified or updated disclosures presented in this Amended Annual Report from the Original Filing. Accordingly, the Amended Annual Report does not reflect events occurring after the Original Filing or modify or update those disclosures affected by subsequent events. Information not affected by the restatement and revision is unchanged and reflects disclosures made at the time of the filing of the Original Filing. Accordingly, this Amended Annual Report should be read in conjunction with the Company’s other periodic reports made with the SEC subsequent to the filing of the Original Filing.

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

Since DraftKings was incorporated in 2011, it has experienced net losses and negative cash flows from operations. We experienced net losses of $1,231.8 million and $142.7 million in the years ended December 31, 2020 and 2019, respectively. We may continue to experience losses in the future, and we cannot assure you that we will achieve profitability. We may continue to incur significant losses in future periods. We expect our operating expenses to increase in the future as we expand our operations. Furthermore, as a public company, we have incurred and expect to continue to incur additional legal, accounting and other expenses that Old DK did not incur as a private company. If our revenue does not grow at a greater rate than our expenses, we will not be able to achieve or maintain profitability. We may incur significant losses in the future for many reasons, including those described in the other risks and uncertainties described in this Annual Report. Additionally, we may encounter unforeseen expenses, operating delays, or other unknown factors that may result in losses in future periods. If our expenses exceed our revenue, our business may be negatively impacted and we may never achieve or maintain profitability.

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

Item 6. Selected Consolidated Financial Data.

The following tables provide our historical selected consolidated financial and other data for the periods indicated. We have derived the selected consolidated statements of operations data for the fiscal years ended December 31, 2020, 2019, and 2018 and the selected consolidated balance sheet data as of December 31, 2020 and 2019 from our audited consolidated financial statements included elsewhere in this Annual Report. We have derived the selected consolidated statement of operations data for the fiscal year ended December 31, 2017 and the selected consolidated balance sheet data as of December 31, 2018 from our audited consolidated financial statements, which are not included in this Annual Report. The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this Annual Report. The selected consolidated financial data in this section are not intended to replace our audited financial statements. Our historical results are not necessarily indicative of our results in any future period. The amounts for the fiscal year ended December 31, 2020 presented below have been adjusted to reflect the restatement of our consolidated financial statements as described in the “Explanatory Note” at the beginning of this Amended Annual Report and in Note 2, “Summary of Significant Accounting Policies and Practices,” in Notes to the Consolidated Financial Statements of this Amended Annual Report on Form 10-K/A.

	Year
(in thousands, except per share data)	2020 (1)	2019	2018	2017
Consolidated Statements of Operations Data:	(Restated)
Revenue	$614,532	$323,410	$226,277	$191,844
Loss from operations	$(843,256)	$(146,545)	$(76,781)	$(73,198)
Interest (expense) income, net	$(1,070)	$1,348	$666	$(1,541)
Net loss	$(1,231,835)	$(142,734)	$(76,220)	$(75,556)
Loss per share attributable to common stockholders:	$(4.03)	$(0.77)	$(0.45)	$(0.51)

Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(337,875)	$(78,880)	$(45,579)	$(88,437)
Net cash used in investing activities	$(227,341)	$(42,271)	$(26,672)	$(7,715)
Net cash provided by financing activities	$2,306,299	$79,776	$140,892	$118,531

(in thousands)	Year
Consolidated Balance Sheets Data:	2020 (1)	2019	2018
	(Restated)
Total assets	$3,439,329	$330,725	$299,393
Total liabilities (2)	$807,984	$380,305	$223,343
Total stockholders’ equity (deficit) (3)	$2,631,345	$(49,580)	$76,050

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

Restatement of Previously Issued Financial Statements

The following information has been adjusted to reflect the restatement and revision of our consolidated financial statements as described in the “Explanatory Note” at the beginning of this Amended Annual Report and in Note 2, “Summary of Significant Accounting Policies and Practices,” in Notes to the Consolidated Financial Statements of this Amended Annual Report.

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

Financial Highlights and Trends

The following table sets forth a summary of our financial results for the periods indicated and is derived from our consolidated financial statements for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
(amounts in thousands)	2020	2019	2018
	(Restated)
Revenue (1)	$614,532	$323,410	$226,277
Pro Forma Revenue (2)	643,502	431,834	n/a
Net Loss (1)	(1,231,835)	(142,734)	(76,220)
Pro Forma Net Loss (2)	(1,242,761)	(173,962)	n/a
Adjusted EBITDA (3)	(391,919)	(98,640)	(58,850)
Pro Forma Adjusted EBITDA (3)	(395,928)	(78,224)	n/a

n/a = not applicable

(1)	Due to the timing of the Business Combination (as defined below), the twelve-month period ended December 31, 2020 reflects B2B/SBTech activity from April 24, 2020 onwards, and the twelve-month period ending December 31, 2019 and 2018 do not reflect any B2B/SBTech activity.

(2)	Assumes that the Business Combination was consummated on January 1, 2019. See “Comparability of Financial Results” below.

(3)	Adjusted EBITDA and Pro Forma Adjusted EBITDA are non-GAAP financial measures. See “Non-GAAP Information” below for additional information about these measures and a reconciliation of these measures.

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

We recorded a loss on remeasurement warrant liabilities of $387.6 million in 2020 due to fair value changes in the warrant liability. We did not have similar instruments in 2019 or 2018 and therefore no loss on remeasurement was recorded in the prior periods.

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

We define and calculate Adjusted EBITDA as net loss before the impact of interest income or expense, income tax expense or benefit, depreciation and amortization, and further adjusted for the following items: stock-based compensation, transaction-related costs, non-core litigation, settlement and related costs, remeasurement of warrant liabilities and certain other non-recurring, non-cash and non-core items, as described in the reconciliation below. We define and calculate Pro Forma Adjusted EBITDA as pro forma net loss (giving effect to the Business Combination as if it were consummated on January 1, 2019) before the impact of interest income or expense, income tax expense or benefit and depreciation and amortization, and further adjusted for the same items as Adjusted EBITDA.

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

Adjusted EBITDA

The table below presents our Adjusted EBITDA reconciled to our net loss, the closest U.S. GAAP measure, for the periods indicated:

	Year Ended December 31,
(amounts in thousands)	2020	2019	2018
	(Restated)
Net Loss	$(1,231,835)	$(142,734)	$(76,220)
Adjusted for:
Depreciation and amortization (excluding acquired intangibles)	26,894	13,636	7,499
Amortization of acquired intangibles	50,516	—	—
Interest expense (income), net	1,070	(1,348)	(666)
Income tax (benefit) provision	(622)	58	105
Stock-based compensation (1)	325,038	17,613	7,210
Transaction-related costs (2)	36,406	10,472	—
Litigation, settlement, and related costs (3)	6,839	3,695	3,222
Loss on remeasurement of warrant liabilities	387,565	—	—
Other non-recurring costs and special project costs (4)	5,644	2,489	—
Other non-operating costs (5)	566	(2,521)	—
Adjusted EBITDA	$(391,919)	$(98,640)	$(58,850)
Adjusted EBITDA by segment:
B2C	$(393,461)	$(98,640)	$(58,850)
B2B	$1,542	$—	$—

(1)	The amounts for 2020, 2019, and 2018 primarily reflect stock-based compensation expenses resulting from the issuance of awards under long-term incentive plans and, in 2020, the issuance of our Class B shares (which have no economic or conversion rights) to our CEO.

(2)	Includes capital markets advisory, consulting, accounting and legal expenses related to evaluation, negotiation and integration costs incurred in connection with transactions and offerings, including the Business Combination. Also includes bonuses, paid in the second quarter of 2020, to certain employees in connection with the consummation of the Business Combination.

(3)	Includes primarily external legal costs related to litigation and litigation settlement costs deemed unrelated to our core business operations.

(4)	Includes primarily consulting, advisory and other costs relating to non-recurring items and special projects, including, for 2020, the implementation of internal controls over financial reporting and tax advisory costs and, for 2019, the cost of our move to our new Boston headquarters and executive search costs.

(5)	Includes our equity method share of the investee’s losses in 2020 and, in 2019, a gain recorded upon a contribution of assets to an equity method investee, net of our equity method share of the investee’s losses.

Pro Forma Adjusted EBITDA

The table below presents our Non-GAAP Pro Forma Adjusted EBITDA reconciled to our pro forma net loss, for the periods indicated:

	Year Ended December 31,
(amounts in thousands)	2020	2019
	(Restated)
Net Loss	$(1,242,761)	$(173,962)
Adjusted for:
Depreciation and amortization (excluding acquired intangibles)	28,024	16,933
Amortization of acquired intangibles	72,431	71,079
Interest expense (income), net	1,530	(1,173)
Income tax provision (benefit)	3,074	(13,118)
Stock-based compensation (1)	335,660	18,354
Transaction-related costs (2)	5,500	—
Litigation, settlement, and related costs (3)	6,839	3,695
Loss on remeasurement of warrant liabilities	387,565	—
Other non-recurring costs and special project costs (4)	5,644	2,489
Other non-operating costs (5)	566	(2,521)
Adjusted EBITDA	$(395,928)	$(78,224)

(1)	The amounts for 2020 and 2019 primarily reflect stock-based compensation expenses resulting from the issuance of awards under long-term incentive plans, and, in 2020, the issuance of our Class B shares (which have no economic or conversion rights) to our CEO, and $10.9 million due to the satisfaction of the performance condition, immediately prior to the consummation of the Business Combination, on stock-based compensation awards granted to SBTech employees in prior periods.

(2)	Includes capital markets advisory, consulting, accounting and legal expenses related to evaluation, negotiation and integration costs incurred in connection with transactions and offerings. The transaction costs related to the Business Combination described in Note 3 of the Consolidated Financial Statements included elsewhere in this Annual Report have been eliminated in calculating our pro forma net income for 2020 pursuant to the principles of Article 11 of Regulation S-X.

(3)	Includes primarily external legal costs related to litigation and litigation settlement costs deemed unrelated to our core business operations.

(4)	Includes primarily consulting, advisory and other costs relating to non-recurring items and special projects, including, for 2020, the implementation of internal controls over financial reporting and tax advisory costs and, for 2019, the cost of our move to our new Boston headquarters and executive search costs.

(5)	Includes our equity method share of the investee’s losses in 2020 and, in 2019, a gain recorded upon a contribution of assets to an equity method investee, net of our equity method share of the investee’s losses.

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

Results of Operations

2020 Compared to 2019

The following table sets forth a summary of our consolidated results of operations for the years indicated, and the changes between periods.

	Year ended December 31,
(in thousands, except percentages)	2020	2019	$ Change	% Change
	(Restated)
Revenue	$614,532	$323,410	$291,122	90.0%
Cost of revenue	346,589	103,889	242,700	233.6%
Sales and marketing	495,192	185,269	309,923	167.3%
Product and technology	168,633	55,929	112,704	201.5%
General and administrative	447,374	124,868	322,506	258.3%
Loss from operations	(843,256)	(146,545)	(696,711)	475.4%
Interest (expense) income, net	(1,070)	1,348	(2,418)	(179.4)%
Loss on remeasurement of warrant liabilities	(387,565)	—	(387,565)	n.m.
Gain on initial equity method investment	—	3,000	(3,000)	n.m.
Loss before income tax (benefit) provision	(1,231,891)	(142,197)	(1,089,694)	766.3%
Income tax (benefit) provision	(622)	58	(680)	(1,172.4)%
Loss from equity method investment	566	479	87	18.2%
Net Loss	$(1,231,835)	$(142,734)	$(1,089,101)	763.0%

n.m. = not meaningful

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

Loss on Remeasurement of Warrant Liabilities. The loss on remeasurement of warrant liabilities of $387.6 million in 2020 results from the changes in fair value of the warrants following consummation of the Business Combination on April 23, 2020.

Net Loss. Net loss increased by $1,089.1 million to $1,231.8 million in 2020 from $142.7 million in 2019, for the reasons discussed above.

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

Pro Forma Information	Year ended December 31,
(in thousands, except percentages)	2020	2019	$ Change	% Change
	(Restated)
Revenue	$643,502	$431,834	$211,668	49.0%
Cost of revenue	377,191	202,768	174,423	86.0%
Sales and marketing	499,342	194,672	304,670	156.5%
Product and technology	186,204	95,454	90,750	95.1%
General and administrative	430,791	129,714	301,077	232.1%
Loss from operations	(850,026)	(190,774)	(659,252)	345.6%
Interest (expense) income, net	(1,530)	1,173	(2,703)	(230.4)%
Loss on remeasurement of warrant liabilities	(387,565)	—	(387,565)	n.m.
Gain on initial equity method investment	—	3,000	(3,000)	(100.0)%
Loss before income taxes	(1,239,121)	(186,601)	(1,052,520)	564.0%
Income tax provision (benefit)	3,074	(13,118)	16,192	123.4%
Loss from equity method investment	566	479	87	18.2%
Net Loss	$(1,242,761)	$(173,962)	$(1,068,799)	614.4%

n.m. = not meaningful

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

Loss on Remeasurement of Warrant Liabilities. The loss on remeasurement of warrant liabilities of $387.6 million in 2020 results from the changes in fair value of the warrants following consummation of the Business Combination on April 23, 2020.

Net Loss. Pro forma net loss increased by $1,068.8 million to $1,242.8 million in 2020 from $174.0 million in 2019, for the reasons discussed above.

Previously Issued Interim Financial Statements

The classification of our warrants as liabilities rather than equity also impacted our quarterly results of operations for the three month periods ended June 30 and September 30, 2020 in a manner consistent with the results of operations for the year ended December 31, 2020. As a result, our loss on remeasurement of warrant liabilities increased by $363.4 million and $47.9 million for three month periods ended June 30 and September 30, 2020, respectively, and loss before income taxes and net loss both increased by the same amounts for the three month periods ended June 30 and September 30, 2020. As we did not have similar instruments in 2019 there was no impact to the comparable periods.

In addition, the classification of our warrants as liabilities rather than equity did not have any effect on our previously reported revenue, operating expenses or cash flows.

2019 Compared to 2018

The following table sets forth a summary of our consolidated results of operations for the years indicated, and the changes between periods.

	Year ended December, 31
(in thousands, except percentages)	2019	2018	$ Change	% Change
Revenue	$323,410	$226,277	$97,133	42.9%
Cost of revenue	103,889	48,689	55,200	113.4%
Sales and marketing	185,269	145,580	39,689	27.3%
Product and technology	55,929	32,885	23,044	70.1%
General and administrative	124,868	75,904	48,964	64.5%
Loss from operations	(146,545)	(76,781)	(69,764)	90.9%
Interest income, net	1,348	666	682	102.4%
Gain on initial equity method investment	3,000	—	3,000	n.m.
Loss before income tax provision	(142,197)	(76,115)	(66,082)	86.8%
Income tax provision	58	105	(47)	(44.8)%
Loss from equity method investment	479	—	479	n.m.
Net Loss	$(142,734)	$(76,220)	$(66,514)	87.3%

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

Net cash used in operating activities in 2020 increased by $259.0 million, or 328.3% to $337.9 million, from $78.9 million in 2019, mainly reflecting our $1,089.1 million higher net loss, for the reasons discussed above, net of non-cash cost items, partially offset by an improvement in operating working capital. Non-cash cost items increased $759.5 million period-over-period, driven primarily by the remeasurement of our warrant liabilities of $387.6 million and an increase in stock-based compensation expense of $307.4 million and amortization of acquired intangibles of $50.5 million.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is included in our Proxy Statement for the 2021 Annual Meeting of Stockholders filed with the SEC on March 19, 2021 (the “2021 Proxy Statement’), and is incorporated herein by reference.

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

Item 14. Principal Accountant Fees and Services.

The information required by this item will be included in our 2021 Proxy Statement, which is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this report
(a)(1) Financial Statements

Audited Consolidated Financial Statements of DraftKings Inc. for the years ended December 31, 2020, December 31, 2019 and December 31, 2018:
Reports of Independent Registered Public Accounting Firm	73
Consolidated Balance Sheets	F-1
Consolidated Statements of Operations	F-3
Consolidated Statements of Comprehensive Income	F-4
Consolidated Statements of Changes in Stockholders' Equity (Deficit)	F-5
Consolidated Statements of Cash Flows	F-7
Notes to the Consolidated Financial Statements	F-8

(2) Financial Statement Schedule

Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.

(3) Exhibits: The exhibits to this report are listed in the exhibit index below.
(3)(b) Description of Exhibits
Exhibit Index	76

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

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the 2020 financial statements have been restated to change the classification of certain warrants. Our opinion is not modified with respect to this matter.

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

Boston, Massachusetts

February 26, 2021, except for Note 2, as to which is dated May 3, 2021

DRAFTKINGS INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value)

	December 31,
	2020	2019
	(Restated)
Assets
Current assets:
Cash and cash equivalents	$1,817,258	$76,533
Cash reserved for users	287,718	144,000
Receivables reserved for users	30,249	19,828
Accounts receivable	44,522	10,016
Prepaid expenses and other current assets	14,558	10,771
Total current assets	2,194,305	261,148
Property and equipment, net	40,827	25,945
Intangible assets, net	555,930	33,939
Goodwill	569,603	4,738
Operating lease right-of-use assets	68,077	—
Equity method investment	2,955	2,521
Deposits and other non-current assets	7,632	2,434
Total assets	$3,439,329	$330,725
Liabilities and Stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$223,633	$85,295
Liabilities to users	317,942	163,035
Operating lease liabilities, current portion	12,837	—
Revolving credit line	—	6,750
Total current liabilities	554,412	255,080

Convertible promissory notes	—	68,363
Non-current operating lease liabilities	68,775	—
Warrant liabilities	65,444	—
Long-term income tax liability	72,066	—
Other long-term liabilities	47,287	56,862
Total liabilities	$807,984	$380,305
Commitments and contingent liabilities (Note 15)

See accompanying notes to consolidated financial statements.

Due to the timing of the Business Combination, the December 31, 2019 balances exclude B2B/SBTech

DRAFTKINGS INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	December 31,
	2020	2019
	(Restated)
Stockholders’ equity (deficit):
Class A common stock, $0.0001 par value; 900,000 and 735,000 shares authorized as of December 31, 2020 and December 31, 2019, respectively; 403,110 and 184,626 shares issued and 396,303 and 184,626 outstanding at December 31, 2020 and December 31, 2019, respectively	40	18
Class B common stock, $.0001 par value; 900,000 shares authorized as of December 31, 2020; 393,014 shares issued and outstanding at December 31, 2020	39	—
Treasury stock, at cost; 6,807 shares as of December 31, 2020	(288,784)	—
Additional paid-in capital	5,067,135	949,186
Accumulated deficit	(2,230,619)	(998,784)
Accumulated other comprehensive income	83,534	—
Total stockholders’ equity (deficit)	2,631,345	(49,580)
Total liabilities and stockholders’ equity (deficit)	$3,439,329	$330,725

See accompanying notes to consolidated financial statements.

Due to the timing of the Business Combination, the December 31, 2019 balances exclude B2B/SBTech.

DRAFTKINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	Years ended December 31,
	2020	2019	2018
	(Restated)
Revenue	$614,532	$323,410	$226,277
Cost of revenue	346,589	103,889	48,689
Sales and marketing	495,192	185,269	145,580
Product and technology	168,633	55,929	32,885
General and administrative	447,374	124,868	75,904
Loss from operations	(843,256)	(146,545)	(76,781)
Other (expense) income:
Interest (expense) income, net	(1,070)	1,348	666
Loss on remeasurement of warrant liabilities	(387,565)	—	—
Gain on initial equity method investment	—	3,000	—
Loss before income tax (benefit) provision	(1,231,891)	(142,197)	(76,115)
Income tax (benefit) provision	(622)	58	105
Loss from equity method investment	566	479	—
Net loss attributable to common stockholders	$(1,231,835)	$(142,734)	$(76,220)
Loss per share attributable to common stockholders:
Basic and diluted	$(4.03)	$(0.77)	$(0.45)

See accompanying notes to consolidated financial statements.

Due to the timing of the Business Combination, the above periods, to the extent applicable, exclude B2B/SBTech activity which occurred prior to April 24, 2020.

DRAFTKINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands)

	Year ended December 31,
	2020	2019	2018
	(Restated)
Net loss	$(1,231,835)	$(142,734)	$(76,220)
Other comprehensive income
Foreign currency translation adjustments, net of nil tax	83,534	—	—
Comprehensive loss	$(1,148,301)	$(142,734)	$(76,220)

See accompanying notes to consolidated financial statements.

Due to the timing of the Business Combination, the above periods, to the extent applicable, exclude B2B/SBTech activity which occurred prior to April 24, 2020.

DRAFTKINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Amounts in thousands)

	Convertible								Accumulated
	Redeemable		Class A Common		Class B Common		Additional		Other	Treasury	Total
	Preferred Stock		Stock		Stock		Paid in	Accumulated	Comprehensive	Stock	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Amount	(Deficit)/Equity
Balances at December 31, 2019 (as previously reported)	110,250	$258,371	389,610	$390	—	$—	$690,443	$(998,784)	$—	$—	$(307,951)
Conversion of shares due to merger recapitalization	(110,250)	(258,371)	(204,984)	(372)	—	—	258,743	—	—	—	258,371
Balances at December 31, 2019, effect of reverse acquisition (refer to Note 2)	—	—	184,626	18	—	—	949,186	(998,784)	—	—	(49,580)
Issuance of Series F preferred stock	—	—	1,526	—	—	—	11,000	—	—	—	11,000
Exercise of stock options	—	—	14,900	2	—	—	27,585	—	—	—	27,587
Stock-based compensation expense	—	—	—	—	393,014	39	324,999	—	—	—	325,038
Merger recapitalization, net repurchase of $7,192 and issuance costs of $11,564	—	—	(278)	—	—	—	(18,756)	—	—	—	(18,756)
Conversion of Convertible Notes to common shares	—	—	11,254	1	—	—	112,544	—	—	—	112,545
DEAC shares recapitalized, net of redemptions and equity issuance costs of $10,631	—	—	74,122	7	—	—	542,327	—	—	—	542,334
Equity consideration issued to acquire SBTech	—	—	40,739	4	—	—	789,060	—	—	—	789,064
Shares issued for earn outs - SBTech	—	—	720	—	—	—	—	—	—	—	—
Shares issued for earn outs - DEAC and DK	—	—	5,280	1	—	—	(1)	—	—	—	—
Shares issued for exercise of warrants	—	—	17,698	2	—	—	649,130	—	—	—	649,132
Shares issued in offerings, net of issuance costs of $41,536	—	—	36,820	4	—	—	1,680,063	—	—	—	1,680,067
Purchase of treasury stock	—	—	(6,807)	(1)	—	—	—	—	—	(288,784)	(288,785)
RSU Vesting	—	—	15,703	2	—	—	(2)	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	83,534	—	83,534
Net loss	—	—	—	—	—	—	—	(1,231,835)	—	—	(1,231,835)
Balances at December 31, 2020 (restated)	—	$—	396,303	$40	393,014	39	$5,067,135	$(2,230,619)	$83,534	$(288,784)	$2,631,345

	Convertible
	Redeemable		Class A Common		Additional		Total
	Preferred Stock		Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)/Equity
Balances at December 31, 2018 (as previously reported)	111,969	$261,277	384,009	$384	$670,439	$(856,050)	$(185,227)
Conversion of shares	(111,969)	(261,277)	(200,756)	(366)	261,643	—	261,277
Balances at December 31, 2018, effect of reverse acquisition (refer to Note 2)	—	—	183,253	18	932,082	(856,050)	76,050
Exercise of stock options	—	—	1,017	—	1,148	—	1,148
Common stock issued	—	—	674	—	439	—	439
Issuance of Common Stock for In-kind Transfer	—	—	290	—	1,364	—	1,364
Repurchase of preferred stock and issuance of promissory note	—	—	(1,626)	—	(11,722)	—	(11,722)
Recapitalization of issuance of Series F preferred stock	—	—	1,018	—	7,824	—	7,824
Stock-based compensation expense	—	—	—	—	17,613	—	17,613
Issuance of warrants	—	—	—	—	438	—	438
Net loss	—	—	—	—	—	(142,734)	(142,734)
Balances at December 31, 2019	—	$—	184,626	$18	$949,186	$(998,784)	$(49,580)

	Convertible
	Redeemable		Class A Common		Additional		Total
	Preferred Stock		Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)/Equity
Balances at December 31, 2017 (as previously reported)	54,901	$119,009	379,932	$380	$661,085	$(779,830)	$(118,365)
Conversion of shares	(54,901)	(119,009)	(218,302)	(364)	119,373	—	119,009
Balances at December 31, 2017, effect of reverse acquisition (refer to Note 2)	—	—	161,630	16	780,458	(779,830)	644
Issuance of Series F preferred stock	—	—	20,181	2	141,588	—	141,590
Exercise of stock options	—	—	844	—	552	—	552
Common stock issued	—	—	139	—	340	—	340
Issuance of common stock for in-kind transfer	—	—	459	—	1,934	—	1,934
Stock-Based compensation expense	—	—	—	—	7,210	—	7,210
Net loss	—	—	—	—	—	(76,220)	(76,220)
Balances at December 31, 2018	—	$—	183,253	$18	$932,082	$(856,050)	$76,050

See accompanying notes to consolidated financial statements.

Due to the timing of the Business Combination, the above periods, to the extent applicable, exclude B2B/SBTech activity which occurred prior to April 24, 2020.

DRAFTKINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2020	2019	2018
	(Restated)
Cash Flows from Operating Activities:
Net loss	$(1,231,835)	$(142,734)	$(76,220)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	77,410	13,636	7,499
Non-cash interest expense	3,114	424	31
Stock-based compensation expense, including value of Class B common shares	325,038	17,613	7,210
Loss on remeasurement of warrant liabilities	387,565	—	—
Loss from equity method investment	566	479	—
Gain on initial equity method investment	—	(3,000)	—
Deferred income taxes	(2,279)	54	19
Other non-cash expenses	—	2,711	1,934
Change in operating assets and liabilities, net of effect of Business Combination:
Cash reserved for users	(143,718)	(32,302)	(22,633)
Receivables reserved for users	(10,421)	1,506	(4,087)
Accounts receivable	(13,802)	(3,118)	(4,203)
Prepaid expenses and other current assets	1,152	(6,436)	1,989
Deposits and other non-current assets	(3,730)	(930)	728
Operating leases, net	2,640	—	—
Accounts payable and accrued expenses	103,574	27,946	5,736
Settlement liability	—	(3,400)	(2,212)
Other long-term liabilities	12,355	18,405	12,068
Long-term income tax liability	(411)	—	—
Liabilities to users	154,907	30,266	26,562
Net cash flows used in operating activities	$(337,875)	$(78,880)	$(45,579)
Cash Flows from Investing Activities:
Purchases of property and equipment	(11,752)	(16,703)	(13,683)
Purchases of intangible assets	(1,625)	—	—
Cash paid for internally developed software costs	(27,489)	(14,816)	(12,738)
Acquisition of gaming licenses	(6,830)	(10,752)	(251)
Investment in equity method investment	(1,000)	—	—
Cash paid for Business Combination, net of cash acquired	(178,645)	—	—
Net cash flows used in investing activities	$(227,341)	$(42,271)	$(26,672)
Cash Flow from Financing Activities:
Proceeds from revolving credit line	37,750	3,000	—
Repayments of revolving credit line	(44,500)	—	(1,250)
Cash buyout of unaccredited investors	(7,192)	—	—
Net proceeds from issuance of redeemable convertible stock	—	7,824	141,590
Repurchase of preferred stock	—	(722)	—
Issuance costs related to merger recapitalization	(11,564)	—	—
Net proceeds from issuance of convertible promissory notes	41,077	68,087	—
Proceeds from recapitalization of DEAC shares, net of issuance costs	669,825	—	—
Proceeds from shares issued for warrants	202,034	—	—
Proceeds from issuance of Class A common stock, net of issuance costs	1,680,067	439	—
Purchase of treasury stock	(288,785)	—	—
Proceeds from exercise of stock options	27,587	1,148	552
Net cash flows provided by financing activities	$2,306,299	$79,776	$140,892
Effect of foreign exchange rates on cash and cash equivalents	(358)	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash	1,740,725	(41,375)	68,641
Cash and cash equivalents at the beginning of period	76,533	117,908	49,267
Cash and cash equivalents, end of period	$1,817,258	$76,533	$117,908
Supplemental Disclosure of Noncash Investing and Financing Activities
Non-cash Redemption of Series F redeemable convertible preferred to stock through issuance of Promissory Note	—	11,000	—
Conversion of convertible notes and accrued interest to common shares	112,545	—	—
Increase in net liabilities acquired from DEAC	2,514	—	—
Increase in accounts payable and accrued expenses from gaming licenses, net	3,976	1,000	—
Increase in accounts payable and accrued expenses from property and equipment and internally developed software costs	990	—	—
Equity consideration issued to acquire SBTech	789,064	—	—
Supplemental Disclosure of Cash Activities
Cash paid for interest	417	260	261
Cash paid for taxes	1,442	—	—

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

Restatement of Previously Issued Financial Statements

As part of the Business Combination, the Company originally completed a comprehensive evaluation that supported the equity classification of the public and private warrants (the “Warrants”) that were initially issued by DEAC. Subsequent to filing our Original Report on February 26, 2021, the staff of the U.S Securities and Exchange Commission (“SEC”) released the statement, Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”), on April 12, 2021 (the “SEC Statement”). Based on the review of our historical accounting pursuant to ASC 815, Derivatives and Hedging (Topic 815) (“ASC 815”), and after consideration of the SEC Statement, the Company determined that our historical accounting for the Warrants that were previously issued by DEAC and recorded as equity in connection with the consummation of the Business Combination on April 23, 2020 should be updated and the Warrants should be classified as liabilities and marked to fair value through earnings each reporting period. As a result, the Company has restated its consolidated annual financial statements as of and for the year ended December 31, 2020, and quarterly financial statements for the three month periods ending June 30, 2020 and September 30, 2020 (together, the “Restated Periods”). The Company recorded $125.0 million in warrant liabilities as a reduction to additional paid-in-capital on April 23, 2020. Subsequent changes in fair value of the warrant liabilities were recorded as a loss on remeasurement of warrant liabilities of $387.6 million for the year ended December 31, 2020 within the consolidated statements of operations. This restatement did not have a material impact on the Company’s operating, investing or financing cash flows as previously presented.

The table below sets forth the consolidated balance sheets, including the balances originally reported as at December 31, 2020:

	As at December 31, 2020
	Reported	Restated
Warrant liabilities	$—	$65,544
Total liabilities	742,540	807,984
Additional paid-in capital	4,745,014	5,067,135
Accumulated deficit	(1,843,054)	(2,230,619)
Total stockholders’ equity (deficit)	2,696,789	2,631,345

The table below sets forth the consolidated statements of operations, including the amounts originally reported and the restated amounts for the year ended December 31, 2020.

	Year ended December 31, 2020
	Reported	Restated
Revenue	$614,532	$614,532
Loss from operations	(843,256)	(843,256)
Loss on remeasurement of warrant liabilities	—	(387,565)
Loss before income tax (benefit) provision	(844,326)	(1,231,891)
Net loss attributable to common stockholders	(844,270)	(1,231,835)
Loss per share attributable to common stockholders:
Basic and diluted	(2.76)	(4.03)
Comprehensive loss	(760,736)	(1,148,301)

This restatement also impacted the Company’s quarterly financial statements for the three month periods ended June 30 and September 30, 2020. The table below sets forth the consolidated balance sheets, including the balances originally reported as at June 30 and September 30, 2020.

	As at June 30, 2020 (unaudited)		As at September 30,2020 (unaudited)
	Reported	Restated	Reported	Restated
Warrant liabilities	$—	$48,056	$—	$92,111
Total liabilities	324,849	372,905	571,916	664,027
Additional paid-in capital	3,395,129	3,710,435	3,571,200	3,836,358
Accumulated deficit	(1,228,901)	(1,592,262)	(1,576,654)	(1,987,923)
Total stockholders’ equity (deficit)	2,191,288	2,143,232	1,994,743	1,902,632
Total liabilities and stockholders’ equity (deficit)	2,516,137	2,516,137	2,566,659	2,566,659

The table below sets forth the consolidated statements of operations, including the amounts originally reported and the restated amounts for the three months ended June 30, 2020 and three months ended September 30, 2020.

	Three months ended June 30, 2020 (unaudited)		Three months ended September 30, 2020 (unaudited)		Three months ended December 31, 2020 (unaudited)
	Reported	Restated	Reported	Restated	Reported	Restated
Revenue	$70,931	$70,931	$132,836	$132,836	$322,223	$322,223
Loss from operations	(160,444)	(160,444)	(348,357)	(348,357)	(268,338)	(268,338)
(Loss) gain on remeasurement of warrant liabilities	—	(363,361)	—	(47,908)	—	23,704
Loss before income tax (benefit) provision	(161,032)	(524,393)	(347,671)	(395,579)	(267,155)	(243,451)
Net loss attributable to common stockholders	(161,437)	(524,798)	(347,753)	(395,661)	(266,400)	(242,969)
Loss per share attributable to common stockholders:
Basic and diluted	(0.55)	(1.80)	(0.98)	(1.11)	(0.69)	(0.63)
Comprehensive loss	(136,451)	(499,812)	(318,616)	(366,524)	(236,989)	(213,285)

In addition to the restated consolidated financial statements, the information contained in Notes 3, 7, 8, 11, 12, and 13 has been restated.

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

Warrant Liabilities

As part of DEAC’s initial public offering on May 14, 2019, DEAC issued 13.3 million warrants where each whole warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, DEAC completed the private sale of 6.3 million warrants to DEAC’s sponsor at a purchase price of $1.50 per warrant (the “Private Warrants”). Each Private Warrant allows the sponsor to purchase one share of Class A common stock at $11.50 per share. The Private Warrants and the shares of common stock issuable upon the exercise of the Private Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrant.

The Company classified the Warrants pursuant to ASC 815 as derivative liabilities with subsequent changes in their respective fair values recognized in the condensed consolidated statement of operations at each reporting date.

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

The following pro forma financial information for years ended December 31, 2020 and 2019 combines the historical results for Old DK for the years ended December 31, 2020 and 2019 and the historical results of SBTech, as converted to U.S. GAAP, for the respective periods:

	Year Ended December 31,
	2020	2019
	Pro Forma	Pro Forma
	(Restated)
Revenue	$643,502	$431,834
Net loss	$(1,232,651)	$(219,829)

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

Warrant Liabilities - Fair Value Measurements

The Company determined the fair value of its Public Warrants, which are traded in active markets, using quoted market prices for identical instruments. Accordingly, the Public Warrants are classified as Level 1 financial instruments. As of December 31, 2020, there were no Public Warrants outstanding. Because the transfer of Private Warrants to anyone outside of a small group of individuals constituting the sponsors of DEAC would result in the Private Warrants having substantially the same terms as the Public Warrants, management determined that the fair value of each Private Warrant is the same as that of a Public Warrant, with an insignificant adjustment for marketability restrictions. Accordingly, the Private Warrants are classified as Level 2 financial instruments and are valued using a binomial lattice model. As of December 31, 2020, 1.8 million Private Warrants remained outstanding at a fair value of $65.4 million. Due to fair value changes throughout the year ended December 31, 2020, we recorded a loss on remeasurement of warrant liabilities of $387.6 million.

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

As part of the Business Combination $542.3 million of Class A common stock and Additional Paid in Capital was recorded, net of transaction costs of $10.6 million, in relation to DEAC shares being recapitalized. The Company then used $188.3 million as cash consideration in its acquisition of SBTech and $7.2 million for the buyout of unaccredited investors. Net cash proceeds to the Company were $484.0 million.

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

11.  Income Taxes

Loss before income tax (benefit) provision for the years ended December 31, 2020, 2019 and 2018 consist of the following:

	Year ended December 31,
	2020	2019	2018
	(Restated)
United States	$(1,168,482)	$(142,198)	$(76,122)
Foreign	(63,409)	1	7
Loss before income tax (benefit) provision	$(1,231,891)	$(142,197)	$(76,115)

The components of the provision (benefit) for income taxes consisted of the following:

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$(49)	$—	$—
State	250	—	—
Foreign	1,456	4	86
Total current provision	1,657	4	86
Deferred:
Federal	(442)	—	9
State	31	54	10
Foreign	(1,868)	—	—
Total deferred provision	(2,279)	54	19
Total income tax (benefit) provision	$(622)	$58	$105

The reconciliation between income taxes computed at the U.S. statutory income tax rate to our provision for income taxes for the years ended December 31, 2020, 2019 and 2018 are as follows:

	Year ended December 31,
	2020	2019	2018
	(Restated)
Benefit for income taxes at 21% rate	$(258,697)	$(29,863)	$(15,984)
Prior year provision true-ups	(5)	3,164	(157)
State taxes, net of federal benefit	(13,328)	(7,522)	(7,525)
Stock-based compensation (benefit) expense	(190,766)	2,412	430
Non-deductible lobbying expenses	2,072	1,885	1,352
Non-deductible acquisition expenses	4,041	2,068	—
Change in valuation allowance	243,352	19,988	21,584
Net operating loss write-off	998	7,246	—
Non-deductible executive compensation	118,423	—	—
Loss on remeasurement of warrant liabilities	81,388	—	—
Foreign rate differential	13,456	—	—
Foreign currency adjustments	(2,086)	—	—
Income tax reserves	1,676	—	—
Other	(1,146)	680	405
Total income tax (benefit) provision	$(622)	$58	$105

Significant components of the Company’s deferred tax assets (liabilities) as of December 31, 2020 and 2019 are as follows:

	Year ended December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$459,508	$217,836
Accrual and other temporary differences	19,432	21,045
Operating lease	15,002	—
Stock-based compensation	8,618	4,552
Total deferred tax assets:	502,560	243,433
Deferred tax liability:
Capitalized software costs	(8,469)	(6,335)
Fixed assets	(1,351)	(2,035)
Operating lease	(11,251)	—
Total Net Deferred Tax Assets	481,489	235,063
Valuation allowance	(478,667)	(235,280)
Net deferred tax assets (liabilities)	$2,822	$(217)

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

A measure of segment assets and liabilities has not been currently provided to the Company’s CODM and therefore is not shown below. Summarized financial information for the Company’s segments is shown in the following tables:

	Year ended December 31,
	2020	2019	2018
	(Restated)
Revenue:
B2C	$538,903	$323,410	$226,277
B2B	75,629	—	—
Total revenue	614,532	323,410	226,277

Adjusted EBITDA:
B2C	(393,461)	(98,640)	(58,850)
B2B	1,542	—	—
Total adjusted EBITDA	(391,919)	(98,640)	(58,850)
Adjusted for:
Depreciation and amortization	77,410	13,636	7,499
Interest expense (income), net	1,070	(1,348)	(666)
Income tax (benefit) provision	(622)	58	105
Stock-based compensation	325,038	17,613	7,210
Transaction-related costs	36,406	10,472	—
Litigation, settlement and related costs	6,839	3,695	3,222
Loss on remeasurement of warrant liabilities	387,565	—	—
Other non-recurring costs and special project costs	5,644	2,489	—
Other non-operating costs	566	(2,521)	—
Net Loss attributable to common shareholders	$(1,231,835)	$(142,734)	$(76,220)

Due to the timing of the Business Combination, the year ended December 31, 2020 reflects B2B/SBTech activity beginning April 24, 2020 and the year ended December 31, 2019 does not reflect B2B/SBTech activity.

13.  Loss Per Share

The computation of loss per share and weighted-average shares of the Company’s Class A common stock outstanding for the periods presented are as follows:

	Year ended December 31,
	2020	2019	2018
	(Restated)
Net loss	$(1,231,835)	$(142,734)	$(76,220)
Basic and diluted weighted-average common shares outstanding	305,593	184,603	169,778
Loss per share attributable to common stockholders:
Basic and diluted	$(4.03)	$(0.77)	$(0.45)

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

Item 16. Form 10-K Summary.

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 3, 2021

	By:	/s/ R. Stanton Dodge
	Name:	R. Stanton Dodge
	Title:	Chief Legal Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

*	Chief Executive Officer and Chairman	May 3, 2021
Jason D. Robins	(Principal Executive Officer)

*	Chief Financial Officer	May 3, 2021
Jason K. Park	(Principal Financial Officer)

*	Chief Accounting Officer	May 3, 2021
Erik Bradbury	(Principal Accounting Officer)

*	Vice Chairman	May 3, 2021
Harry Evans Sloan

*	Director	May 3, 2021
Matthew Kalish

*	Director	May 3, 2021
Woodrow H. Levin

*	Director	May 3, 2021
Paul Liberman

*	Director	May 3, 2021
Shalom Meckenzie

*	Director	May 3, 2021
Jocelyn Moore

*	Director	May 3, 2021
Ryan R. Moore

*	Director	May 3, 2021
Valerie Mosley

*	Director	May 3, 2021
Steven J. Murray

*	Director	May 3, 2021
Hany M. Nada

*	Director	May 3, 2021
John S. Salter

*	Director	May 3, 2021
Marni M. Walden

*/s/ R. Stanton Dodge
R. Stanton Dodge As Attorney-in-Fact