Form 10-Q
period 2021-03-31
DraftKings Inc.
filed 2021-05-07
CIK 1772757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to ___________.

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

(Former name, former address and former fiscal year, if changed since last report).

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

As of May 5, 2021, there were 400,980,887 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 393,013,951 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

DraftKings Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2021

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements.

DRAFTKINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value)

	March 31, 2021
	(Unaudited)	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$2,818,128	$1,817,258
Cash reserved for users	305,732	287,718
Receivables reserved for users	24,036	30,249
Accounts receivable	48,359	44,522
Prepaid expenses and other current assets	15,226	14,558
Total current assets	3,211,481	2,194,305
Property and equipment, net	42,985	40,827
Intangible assets, net	532,077	555,930
Goodwill	612,479	569,603
Operating lease right-of-use assets	73,022	68,077
Equity method investment	2,802	2,955
Deposits and other non-current assets	8,305	7,632
Total assets	$4,483,151	$3,439,329

Liabilities and Stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$295,306	$223,633
Liabilities to users	329,742	317,942
Operating lease liabilities, current portion	13,370	12,837
Total current liabilities	638,418	554,412
Convertible notes	1,247,113	—
Non-current operating lease liabilities	66,811	68,775
Warrant liabilities	90,862	65,444
Long-term income tax liability	70,296	72,066
Other long-term liabilities	48,421	47,287
Total liabilities	$2,161,921	$807,984
Commitments and contingent liabilities

Stockholders' equity (deficit):
Class A common stock, $0.0001 par value; 900,000 shares authorized as of March 31, 2021 and December 31, 2020; 406,747 and 403,110 shares issued and 399,892 and 396,303 outstanding as of March 31, 2021 and December 31, 2020, respectively	40	40
Class B common stock, $0.0001 par value; 900,000 shares authorized as of March 31, 2021 and December 31, 2020; 393,014 shares issued and outstanding as of March 31, 2021 and December 31, 2020	39	39
Treasury stock, at cost; 6,855 and 6,807 shares as of March 31, 2021 and December 31, 2020, respectively	(291,908)	(288,784)
Additional paid-in capital	5,133,806	5,067,135
Accumulated deficit	(2,576,963)	(2,230,619)
Accumulated other comprehensive income	56,216	83,534
Total stockholders’ equity (deficit)	2,321,230	2,631,345
Total liabilities and stockholders’ equity (deficit)	$4,483,151	$3,439,329

See accompanying notes to unaudited condensed consolidated financial statements.

DRAFTKINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except loss per share data)

	Three months ended March 31,
	2021	2020
Revenue	$312,276	$88,542
Cost of revenue	183,225	43,416
Sales and marketing	228,686	53,706
Product and technology	56,159	18,041
General and administrative	168,997	39,496
Loss from operations	(324,791)	(66,117)
Other income (expense):
Interest income (expense), net	985	(2,351)
Loss on remeasurement of warrant liabilities	(26,980)	—
Loss before income tax (benefit) provision and loss from equity method investment	(350,786)	(68,468)
Income tax (benefit) provision	(4,595)	9
Loss from equity method investment	153	203
Net loss attributable to common stockholders	$(346,344)	$(68,680)

Loss per share attributable to common stockholders:
Basic and diluted	$(0.87)	$(0.37)

See accompanying notes to unaudited condensed consolidated financial statements.

Due to the timing of the Business Combination, the above periods, to the extent applicable, exclude B2B/SBTech activity which occurred prior to April 24, 2020.

DRAFTKINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(Amounts in thousands)

	Three months ended
	March 31,
	2021	2020
Net loss	$(346,344)	$(68,680)
Other comprehensive loss:
Foreign currency translation adjustments arising during period, net of nil tax	(27,318)	—
Comprehensive loss	$(373,662)	$(68,680)

See accompanying notes to unaudited condensed consolidated financial statements.

Due to the timing of the Business Combination, the above periods, to the extent applicable, exclude B2B/SBTech activity which occurred prior to April 24, 2020.

DRAFTKINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(Amounts in thousands)

							Accumulated Other	Treasury	Total
	Class A Common Stock		Class B Common Stock		Additional	Accumulated	Comprehensive	Stock	Stockholders'
	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Income	Amount	(Deficit)/Equity

Balances at December 31, 2020	396,303	$40	393,014	$39	$5,067,135	$(2,230,619)	$83,534	$(288,784)	$2,631,345
Exercise of stock options	2,857	—	—	—	7,638	—	—	—	7,638
Stock-based compensation expense	—	—	—	—	151,843	—	—	—	151,843
Purchase of capped call options	—	—	—	—	(123,970)	—	—	—	(123,970)
Equity consideration issued for acquisition	464	—	—	—	29,399	—	—	—	29,399
Shares issued for exercise of warrants	138	—	—	—	1,761	—	—	—	1,761
Purchase of treasury stock	(48)	—	—	—	—	—	—	(3,124)	(3,124)
Restricted stock unit vesting	178	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	(27,318)	—	(27,318)
Net loss	—	—	—	—	—	(346,344)	—	—	(346,344)
Balances at March 31, 2021	399,892	$40	393,014	39	$5,133,806	$(2,576,963)	$56,216	$(291,908)	$2,321,230

							Total
	Class A Common Stock		Class B Common Stock		Additional	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	(Deficit)/Equity

Balances at December 31, 2019	184,626	$18	—	$—	$949,186	$(998,784)	$(49,580)
Issuance of Series F preferred stock	1,526	—	—	—	11,000	—	11,000
Exercise of stock options	456	—	—	—	467	—	467
Stock-based compensation expense	—	—	—	—	4,842	—	4,842
Net loss	—	—	—	—	—	(68,680)	(68,680)
Balances at March 31, 2020	186,608	$18	—	$—	$965,495	$(1,067,464)	$(101,951)

See accompanying notes to unaudited condensed consolidated financial statements.

Due to the timing of the Business Combination, the above periods, to the extent applicable, exclude B2B/SBTech activity which occurred prior to April 24, 2020.

DRAFTKINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Three Months ended March 31,
	2021	2020

Operating Activities:
Net loss	$(346,344)	$(68,680)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	28,193	4,704
Non-cash interest expense	112	2,583
Stock-based compensation expense	151,843	4,842
Loss from equity method investment	153	203
Loss on remeasurement of warrant liabilities	26,980	—
Deferred income taxes	(8,104)	9
Change in operating assets and liabilities, net of effect of business combinations:
Cash reserved for users	(18,014)	29,135
Receivables reserved for users	6,213	9,302
Accounts receivable	(4,180)	—
Prepaid expenses and other current assets	(519)	4,091
Deposits and other non-current assets	(1,527)	(411)
Operating leases, net	(239)	(88)
Accounts payable and accrued expenses	71,392	(2,410)
Other long-term liabilities	2,968	3,627
Long-term income tax liability	1,522	—
Liabilities to users	11,800	(37,669)
Net cash flows used in operating activities	(77,751)	(50,762)
Cash Flows from Investing Activities:
Purchases of property and equipment	(2,389)	(1,871)
Cash paid for internally developed software costs	(8,686)	(3,887)
Acquisition of gaming licenses	(305)	(571)
Cash paid for acquisition, net of cash acquired	(40,541)	—
Net cash flows used in investing activities	(51,921)	(6,329)
Financing Activities:
Proceeds from term notes, net	—	37,750
Proceeds from issuance of convertible notes, net	1,248,025	39,440
Purchase of capped call options	(123,970)	—
Proceeds from shares issued for warrants	199	—
Purchase of treasury stock	(3,124)	—
Proceeds from exercise of stock options	7,638	467
Net cash flows provided by financing activities	1,128,768	77,657
Effect of foreign exchange rates on cash and cash equivalents	1,774	—
Net increase in cash, cash equivalents and restricted cash	1,000,870	20,566
Cash and cash equivalents at the beginning of period	1,817,258	76,533
Cash and cash equivalents, end of period	$2,818,128	$97,099
Supplemental Disclosure of Noncash Investing and Financing Activities
Equity consideration issued for acquisition	$29,399	$—
Increase in accounts payable and accrued expenses from property and equipment and internally developed software costs	680	—
Increase in accounts payable and accrued expenses from convertible notes financing costs	1,024	—
Decrease of accounts payable and accrued expenses from gaming licenses	(100)	(1,000)
Extinguishment of promissory notes for Series F Redeemable Convertible Preferred Stock	—	(11,000)
Supplemental Disclosure of Cash Activities
Cash paid for interest	$—	$80

Due to the timing of the Business Combination, the above periods, to the extent applicable, exclude B2B/SBTech activity which occurred prior to April 24, 2020.

DRAFTKINGS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except loss per share data, unless otherwise noted)

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

In May 2018, the Supreme Court (the “Court”) struck down on constitutional grounds the Professional and Amateur Sports Protection Act of 1992 (“PASPA”), a law that prohibited most states from authorizing and regulating sports betting. Since the Court’s decision, many states have legalized sports betting. As of March 31, 2021, the U.S. jurisdictions with statutes legalizing online sports betting are Colorado, Illinois, Indiana, Iowa, Michigan, Nevada, New Hampshire, New Jersey, Oregon, Pennsylvania, Puerto Rico, Rhode Island, Tennessee, Virginia, Washington, D.C and West Virginia. The jurisdictions with statutes legalizing sports betting at certain land-based retail locations are Arkansas, Colorado, Delaware, Illinois, Indiana, Iowa, Michigan, Mississippi, Montana, Nevada, New Hampshire, New Jersey, New York, North Carolina, Pennsylvania, Puerto Rico, Rhode Island, Virginia, Washington, Washington, D.C and West Virginia. A few jurisdictions have enacted laws authorizing sports betting in retail locations but have yet to begin operations in those jurisdictions. The jurisdictions with statutes legalizing online casinos are Delaware, Michigan, New Jersey, Pennsylvania and West Virginia.

As of March 31, 2021, the Company operates online Sportsbooks in Colorado, Illinois, Indiana, Iowa, Michigan, New Hampshire, New Jersey, Oregon (B2B), Pennsylvania, Tennessee, Virginia and West Virginia and has retail Sportsbooks in Colorado, Illinois, Iowa, Mississippi, New Hampshire, New Jersey and New York. As of March 31, 2021 the Company offers iGaming products in Michigan, New Jersey, Pennsylvania and West Virginia. The Company also has arrangements in place with land-based casinos to expand operations into additional states upon the passing of the relevant legislation, the issuance of related regulations and the receipt of required licenses.

The novel coronavirus (“COVID-19”) has adversely impacted global commercial activity, disrupted supply chains and contributed to significant volatility in financial markets. In 2020 and continuing into 2021, the COVID-19 pandemic adversely impacted many different industries. The ongoing COVID-19 pandemic could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the extent and the duration of the impact of COVID-19. COVID-19 therefore presents material uncertainty and risk with respect to us and our performance and could affect our financial results in a materially adverse way.

Since the start of the COVID-19 pandemic, the primary impacts to the Company have been the suspension, cancellation and rescheduling of sports seasons and sporting events. Beginning in March 2020 and continuing through the end of the second quarter of 2020, many sports seasons and sporting events, including the MLB regular season, domestic soccer leagues and European Cup competitions, the NBA regular season and playoffs, the NCAA college basketball tournament, the Masters golf tournament, and the NHL regular season and playoffs, were suspended or cancelled. The suspension of sports seasons and sporting events reduced customers’ use of, and spending on, the Company’s Sportsbook and DFS product offerings. Starting in the third quarter of 2020 and continuing into the fourth quarter of 2020, major professional sports leagues resumed their activities, many of which were held at limited or reduced capacity. MLB began its season after a three-month delay and also completed the World Series, the NHL resumed its season and completed the Stanley Cup Playoffs, the Masters golf tournament was held, most domestic soccer leagues resumed and several European cup competitions were held, and the NFL season began on its regular schedule. During this period, the NBA also resumed its season, completed the NBA Finals and commenced its 2020-2021 season. In the first quarter of 2021, many sports seasons continued and multiple sporting events were held as planned, including the NFL regular season, the NFL Playoffs and Superbowl LV, the NBA regular season, the NHL regular season, the NASCAR Cup Series, various NCAA football bowl games and the NCAA college basketball season and tournament. The continued return of major sports and sporting events generated significant user interest and activity in our Sportsbook and DFS product offerings. However, the possibility remains that sports seasons and sporting events may be suspended, cancelled or rescheduled due to COVID-19 outbreaks. The suspension and alteration of sports seasons and sporting events earlier in 2020 reduced customers’ use of, and spending on, the Company’s Sportsbook and DFS product offerings and caused the Company to issue refunds for canceled events. Additionally, while retail casinos where the Company has branded Sportsbooks have reopened, they continue to operate with reduced capacity.

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

A significant or prolonged decrease in consumer spending on entertainment or leisure activities would likely have an adverse effect on demand for the Company’s product offerings, reducing cash flows and revenues, and thereby materially harming the Company’s business, financial condition and results of operations. In addition, a recurrence of COVID-19 cases or an emergence of additional variants or strains of COVID-19 could cause other widespread or more severe impacts depending on where infection rates are highest. As steps taken to mitigate the spread of COVID-19 have necessitated a shift away from a traditional office environment for many employees, the Company has business continuity programs in place to ensure that employees are safe and that the business continues to function with minimal disruptions to normal work operations while employees work remotely. The Company will continue to monitor developments relating to disruptions and uncertainties caused by COVID-19.

2.    Summary of Significant Accounting Policies and Practices

Basis of Presentation and Principles of Consolidation

These unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States (“U.S. GAAP”) for interim reporting. Accordingly, certain notes or other information that are normally required by U.S. GAAP have been omitted if they substantially duplicate the disclosures contained in the Company’s annual audited consolidated financial statements. Accordingly, the unaudited condensed consolidated financial statements should be read in connection with the Company’s audited financial statements and related notes as of and for the fiscal year ended December 31, 2020, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed with the SEC on February 26, 2021 and as amended by the Form 10-K/A filed with the SEC on May 3, 2021. The accompanying unaudited condensed consolidated financial statements are unaudited; however, in the opinion of management, they include all normal and recurring adjustments necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements for the periods presented. Results of operations reported for interim periods are not necessarily indicative of results for the entire year, due to seasonal fluctuations in the Company’s revenue as a result of timing of the various sports seasons, sporting events and other factors.

As the Company completed its acquisition of SBTech on April 23, 2020, the presented financial information for the three months ended March 31, 2021 includes the financial information and activities for SBTech; whereas, the financial information for the three months ended March 31, 2020 excludes the financial information and activities for SBTech.

The accompanying unaudited condensed consolidated financial statements include the accounts and operations of the Company. All intercompany balances and transactions have been eliminated. Certain amounts from a prior period, which are not material, have been reclassified to conform with the current period presentation.

Cash and cash equivalents

Cash and cash equivalents consist of highly liquid, unrestricted savings, checking and other bank accounts. The Company also utilizes short-term certificates of deposit and money market funds, each with original maturities of three months or less.

Recently Adopted Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company elected to early adopt the new standard as of January 1, 2021 using the modified retrospective approach. In the first quarter of 2021, the Company issued convertible senior notes, whereby the entire proceeds from issuance were recognized as a liability, net of any  lender fees and debt financing costs, on our condensed consolidated balance sheet as there is no longer a discount from separation of the conversion feature within equity. Please refer to Note 5 included herein for additional information.

In December 2019, the FASB issued ASU 2019-12, Income Taxes—Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted this standard as of January 1, 2021. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

3.    Business Combinations

On March 24, 2021, the Company acquired 100% of the equity of Vegas Sports Information Network, Inc. (“VSiN”). The following summarizes the consideration transferred at closing for the VSiN acquisition:

Cash consideration	$40,599
Share consideration (1)	29,399
Total consideration	$69,998
(1)	Represents the issuance of 0.5 million shares of the Company’s Class A common stock at a fair value of $63.32 per share to the former stockholders of VSiN.

The acquired assets and assumed liabilities of VSiN were recorded at their estimated fair values. The purchase price allocation is preliminary and as additional information becomes available, we may further revise the preliminary purchase price allocation during the remainder of the measurement period, which will not exceed 12 months from the closing of the acquisition. Measurement period adjustments will be recognized in the reporting period in which the adjustment amounts are determined. Any such adjustments may be material.

The purchase price of the VSiN acquisition was allocated on a preliminary basis as follows:

Operating lease right-of-use assets	$6,120
Intangible assets	14,628
Other assets	4,516
Liabilities	(7,910)
Goodwill	52,644
Total	$69,998

Goodwill represents the excess of the gross considerations transferred over the fair value of the underlying net assets acquired and liabilities assumed. Goodwill associated with the VSiN acquisition is assigned as of the acquisition date to the Company’s Media reporting unit. Goodwill recognized is not deductible for local tax purposes.

The intangible assets acquired as part of the VSiN acquisition were as follows:

		Weighted-Average
	Fair Value	Useful Life (in years)

Developed technology - software	$558	3.0
Customer relationships	11,170	6.0
Trademarks and trade names	2,900	6.0
Total	$14,628

As VSiN’s financial results are not material to the Company’s condensed consolidated financial statements, the Company has elected to not include pro forma results.

4.    Intangible Assets and Goodwill

Intangible Assets

The Company has the following intangible assets, net as of March 31, 2021:

	Weighted-
	Average
	Remaining	Gross
	Amortization	Carrying	Accumulated
	Period	Amount	Amortization	Net
Developed technology	7.1 years	$420,349	$(49,121)	$371,228
Internally developed software	2.2 years	80,727	(37,068)	43,659
Gaming licenses	3.3 years	23,851	(8,397)	15,454
Trademarks and tradenames	3.9 years	9,215	(1,565)	7,650
Customer relationships	4.3 years	113,186	(19,100)	94,086
Intangible Assets, net		$647,328	$(115,251)	$532,077

The Company has the following intangible assets, net as of December 31, 2020:

	Weighted-
	Average
	Remaining	Gross
	Amortization	Carrying	Accumulated
	Period	Amount	Amortization	Net
Developed technology	7.3 years	$439,624	$(37,704)	$401,920
Internally developed software	2.3 years	72,268	(33,179)	39,089
Gaming licenses	3.5 years	23,685	(6,354)	17,331
Trademarks and tradenames	2.8 years	6,537	(1,123)	5,414
Customer relationships	4.3 years	106,836	(14,660)	92,176
Intangible Assets, net		$648,950	$(93,020)	$555,930

Amortization expense was $25.2 million and $3.3 million for the three months ended March 31, 2021 and 2020 respectively.

Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2021 by reporting unit are:

	B2C	B2B	Media	Total
Balance as of December 31, 2020	$353,083	$216,520	$—	$569,603
Goodwill resulting from acquisitions*	—	—	52,644	52,644
Cumulative translation adjustment	—	(9,768)	—	(9,768)
Balance as of March 31, 2021	$353,083	$206,752	$52,644	$612,479

* = Preliminary allocation

5.	Current and Long-term Liabilities

Convertible Notes

In March 2021, the Company issued zero-coupon convertible senior notes in an aggregate principal amount of $1,265.0 million, which includes proceeds from the full exercise of the over-allotment option (collectively the “Convertible Notes”). In connection with the issuance of the Convertible Notes, the Company incurred $17.0 million of lender fees and $1.0 million of debt financing costs. The Convertible Notes represent senior unsecured obligations of the Company. The Convertible Notes mature on March 15, 2028, subject to earlier conversion, redemption or repurchase.

The Convertible Notes are convertible at an initial conversion rate of 10.5430 shares of the Company’s Class A common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $94.85 per share of Class A common stock. The conversion rate is subject to adjustment upon the occurrence of certain specified events and includes a make-whole adjustment upon early conversion in connection with a make-whole fundamental change (as defined within the indenture agreement).

Prior to September 15, 2027, the Convertible Notes will be convertible only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The Company will satisfy any conversion election by paying or delivering, as the case may be, cash, shares of Class A common stock or a combination of cash and shares of Class A common stock. During the three months ended March 31, 2021, the conditions allowing holders of the Convertible Notes to convert were not met.

In connection with the pricing of the Convertible Notes and the exercise of the option to purchase additional notes, the Company entered into a privately negotiated capped call transaction (“Capped Call Transactions”). The Capped Call Transactions have a strike price of $94.85 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Convertible Notes. The Capped Call Transactions have an initial cap price of $135.50 per share, subject to certain adjustments. The Capped Call Transactions are expected generally to reduce potential dilution to the Company's Class A common stock upon any conversion of Convertible Notes. As the transaction qualifies for equity classification, the net cost of $124.0 million incurred in connection with the Capped Call Transactions was recorded as a reduction to additional paid-in capital on the Company's consolidated balance sheet during the quarter ended March 31, 2021.

Revolving Line of Credit

In October 2016, the Company entered into an amended and restated loan and security agreement with Pacific Western Bank, which was most recently amended in September 2020 (as amended, the “Credit Agreement”). The Credit Agreement provides a revolving line of credit of up to $60.0 million. The Credit Agreement has a maturity date of March 1, 2022.

Borrowings under the Credit Agreement bear interest at a variable annual rate equal to the greater of (i) 1.00% above the prime rate then in effect and (ii) 6.50%, and the Credit Agreement requires monthly, interest-only payments. In addition, the Company is required to pay quarterly in arrears a fee equal to 0.25% per annum of the unused portion of the revolving line of credit. As of March 31, 2021 and December 31, 2020, the Credit Agreement provided a revolving line of credit of up to $60.0 million. There was no principal outstanding as of March 31, 2021 or December 31, 2020. Net facility available from the Credit Agreement as of March 31, 2021 and December 31, 2020 totaled $55.8 million, which, in each case, excludes the letters of credit outlined in Note 12. The Company is also subject to certain affirmative and negative covenants until maturity. In connection with the issuance of the Convertible Notes and the entry into the Capped Call Transactions, the Company obtained a waiver from Pacific Western Bank for any breach of the credit agreement that would have resulted from entering into these financing transactions. The Company obtained a waiver from Pacific Western Bank for any breach of the credit agreement that would have resulted from its Form 10-K/A filed with the SEC on May 3, 2021.

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

As of March 31, 2021 and December 31, 2020, the Company’s estimated contingent liability for indirect taxes was $47.3 million and $45.9 million, respectively. The estimated contingent liability for indirect taxes is recorded within other long-term liabilities on the consolidated balance sheets and general and administrative expenses on the consolidated statements of operations.

Warrant Liabilities

As part of DEAC’s initial public offering on May 14, 2019, DEAC issued 13.3 million warrants each of which entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, DEAC completed the private sale of 6.3 million warrants to DEAC’s sponsor (the “Private Warrants”). As of March 31, 2021, there were no Public Warrants outstanding. The fair value of the Company’s warrant liability as of March 31, 2021 was measured utilizing a binomial lattice model (level 2). As of March 31, 2021, 1.8 million Private Warrants remained outstanding at a fair value of $90.9 million. Due to fair value changes throughout the three months ended March 31, 2021, the Company recorded a loss on remeasurement of warrant liabilities of $27.0 million.

6.	Revenue Recognition

Deferred Revenue

The Company included deferred revenue within accounts payable and accrued expenses and liabilities to users in the consolidated balance sheets. The deferred revenue balances were as follows:

	Three months ended March 31,
	2021	2020
Deferred revenue, beginning of the period	$30,627	$20,760
Deferred revenue, end of the period	41,849	24,094
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	24,493	5,470

Deferred revenue primarily represents contract liabilities related to the Company’s obligation to transfer future value in relation to in period transactions in which the Company has received consideration. Such obligations are recognized as liabilities when awarded to users and are recognized as revenue when those liabilities are later resolved. The Company included deferred revenue within accounts payable and accrued expenses and liabilities to users on its consolidated balance sheets.

Revenue Disaggregation

Disaggregation of revenue for the three months ended March 31, 2021 and 2020 is as follows:

	Three months ended March 31,
	2021	2020
Online gaming	$272,661	$83,705
Gaming software	31,429	—
Other	8,186	4,837
Total Revenue	$312,276	$88,542

The following table presents the Company’s revenue by geographic region for the periods indicated:

	Three months ended March 31,
	2021	2020
United States	$280,117	$90,810
International	32,159	(2,268)
Total Revenue	$312,276	$88,542

7.	Stock-Based Compensation

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

The following table shows stock option activity for the three months ended March 31, 2021:

								Weighted	Weighted
								Average	Average
								Exercise	FMV
								Price of	of
	Time-based		PSP		LTIP		Total	Options	RSUs
	Options	RSUs	Options	RSUs	Options	RSUs
Outstanding at December 31, 2020	20,519	3,548	3,023	907	13,854	12,800	54,651	$3.57	$47.01
Granted	150	1,276	—	548	—	5,682	7,656	60.91	53.53
Exercised options / vested RSUs	(2,049)	(178)	(287)	—	(521)	—	(3,035)	2.67	33.28
Forfeited	(41)	(29)	(1)	—	—	(14)	(85)	4.19	41.02
Outstanding at March 31, 2021	18,579	4,617	2,735	1,455	13,333	18,468	59,187	$3.41	$49.09

As of March 31, 2021, total unrecognized stock-based compensation expense of $1,087.1 million related to granted and unvested share-based compensation arrangements is expected to be recognized over a weighted-average period of 2.1 years. The following table shows stock compensation expense for the three months ended March 31, 2021 and 2020:

	Three months ended March 31, 2021			Three months ended March 31, 2020
	Options	RSUs	Total	Options	RSUs	Total
Time Based	$2,433	$14,268	$16,701	$1,634	$—	$1,634
PSP	—	16,314	16,314	1,633	—	1,633
LTIP	—	118,828	118,828	1,575	—	1,575
Total	$2,433	$149,410	$151,843	$4,842	$—	$4,842

8.	Income Taxes

Three months ended March 31, 2021 and 2020 is as follows:

	Three months ended March 31,
	2021	2020
(Benefit) provision for income taxes	$(4,595)	$9

The effective tax rates for the three months ended March 31, 2021 and 2020 were 1.3% and (.01)%, respectively. The difference between the Company’s effective tax rates for the 2021 and 2020 periods and the U.S. statutory tax rate of 21% was primarily due to a full valuation allowance related to the Company’s net US deferred tax assets, offset partially by current state tax and current foreign tax. Additionally, the Company recorded a discrete income tax benefit of $6.8 million during the quarter, which is attributable to a non-recurring partial release of the Company's U.S. valuation allowance recorded with VSiN's preliminary purchase price accounting. The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all the deferred tax assets will not be realized.

9.	Segment Information

The Company operates its business and reports its results through two operating and reportable segments: B2C and B2B, in accordance with ASC Topic 280, Segment Reporting. The Company’s B2C segment is comprised of the Old DK business and the Company’s B2B segment is comprised of SBTech in its entirety. The B2C segment primarily provides users with DFS, Sportsbook and iGaming products while the B2B segment is involved in the design, development and licensing of sports betting and casino gaming software for its sportsbook and casino gaming products.

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

A measure of segment assets and liabilities has not been currently provided to the Company’s CODM and therefore is not shown below. Summarized financial information for the Company’s segments is shown in the following tables:

Summarized financial information for the Company’s segments is shown in the following tables:

	Three months ended March 31,
	2021	2020
Revenue:
B2C	$280,847	$88,542
B2B	31,429	—
Total revenue	312,276	88,542

Adjusted EBITDA:
B2C	(141,355)	(49,460)
B2B	2,093	—
Total adjusted EBITDA	(139,262)	(49,460)
Adjusted for:
Depreciation and amortization	28,193	4,704
Interest (income) expense, net	(985)	2,351
Income tax (benefit) provision	(4,595)	9
Stock-based compensation	151,843	4,842
Transaction-related costs	3,023	5,652
Litigation, settlement and related costs	622	1,330
Loss on remeasurement of warrant liabilities	26,980	—
Other non-recurring costs and special project costs	1,848	129
Non-operating costs	153	203
Net Loss attributable to common shareholders	$(346,344)	$(68,680)

Due to the timing of the Business Combination, the three-month period ended March 31, 2020 excludes B2B/SBTech activity.

10.	Loss Per Share

The computation of loss per share and weighted-average shares of the Company’s Class A common stock outstanding for the periods presented are as follows:

	Three months ended March 31,
	2021	2020
Net loss	$(346,344)	$(68,680)
Basic and diluted weighted-average common shares outstanding	397,621	184,863
Loss per share attributable to common stockholders:
Basic and diluted	$(0.87)	$(0.37)

For the periods presented, the following securities were not required to be included in the computation of diluted shares outstanding (calculated on a gross settlement or a full conversion basis):

	Three months ended March 31,
	2021	2020
Warrants	1,812	182
Stock options and RSUs	59,187	47,410
Convertible notes	13,337	11,186
Total	74,336	58,778

11.	Related-Party Transactions

Media Purchase Agreement (“MPA”)

In July 2015, Old DK entered into an MPA with a related party for various media placements from 2015 through 2018. The MPA was amended to extend through 2021. The annual commitment for calendar years 2017 through 2021 was $15.0 million per year, plus an additional contingent commitment of $5.0 million per year. The contingent commitment relates to the Company’s allocation of its non-integration advertising with other advertisers. Effective January 2019, the future minimum commitments related to the MPA were reduced to $15.0 million in the aggregate through December 31, 2021 (equivalent to $5.0 million per year) and the contingent commitment was removed. If the Company satisfies its $15.0 million commitment prior to December 31, 2021, the MPA will expire unless the Company elects to extend the MPA through the following NFL season with no required minimum. The Company recorded expense of $0.0 million and $3.5 million related to the MPA for the three months ended March 31, 2021 and 2020, respectively, in sales and marketing expenses in the consolidated statements of operations.

Private Placement Agent

Old DK entered into an engagement letter with a related party (the “Private Placement Agent”) in August 2019, as amended in December 2019. Pursuant to the engagement letter, the Private Placement Agent has acted as the exclusive financial advisor to Old DK, and Old DK agreed to pay certain acquisition and financing fees in connection with the Business Combination with SBTech and DEAC. For the three months ended March 31, 2021 and 2020, Old DK incurred $0.0 million and $0.6 million, respectively, of fees with the Private Placement Agent.

Receivables from Equity Method Investment

The Company provides office space and general operational support to DKFS, LLC, an equity-method affiliate. The operational support is primarily in the form of general and administrative services. As of March 31, 2021 and December 31, 2020, the Company had $1.3 million and $1.1 million, respectively, of receivables from DKFS, LLC related to those services and expenses to be reimbursed to the Company, which are included within non-current assets in the consolidated balance sheets. In the first quarter of 2021, the Company committed to invest up to $17.0 million into DBDK Venture Fund I, LP, a Delaware limited partnership and a subsidiary of DKFS LLC.

Transactions with a Shareholder and their Immediate Family Members

As of March 31, 2021 and December 31, 2020, the Company had $1.9 million of receivables from a shareholder and director included in other receivables. In addition, the Company had $1.4 million in sales and $0.2 million of lease expenses to entities related to an immediate family member of the shareholder for the three months ended March 31, 2021. The Company had an associated accounts receivable balance of $0.5 million as of March 31, 2021 and as of December 31, 2020 included in accounts receivable in its consolidated balance sheets. There were no related party transactions with the shareholder or their immediate family members for the three months ended March 31, 2020.

12.	Leases, Commitments and Contingencies

Leases

The Company leases corporate office facilities, data centers, and motor vehicles under operating lease agreements. The Company’s lease agreements have terms not exceeding ten years.

The components of lease expense are as follows:

	Three months ended March 31,
	2021	2020
Operating lease cost	4,133	2,365
Short term lease cost	426	579
Variable lease cost	701	1,076
Sublease income	(111)	(410)
Total lease cost	5,149	3,610

Other information related to leases are as follows:

	Three months ended March 31,
	2021	2020

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	4,378	2,305
Right-of-use assets obtained in exchange for new operating lease liabilities	8,790	132

The weighted-average remaining lease term and weighted-average discount rate for the Company’s operating leases were 6.4 years and 6.5% as of March 31, 2021. The Company calculated the weighted-average discount rates using incremental borrowing rates, which equal the rates of interest that it would pay to borrow funds on a fully collateralized basis over a similar term.

Maturity of lease liabilities are as follows:

Years ending
December 31,
From April 1, 2021 to December 31, 2021	$13,463
2022	16,609
2023	15,475
2024	12,965
2025	11,338
Thereafter	28,521
Total undiscounted future cash flows	98,371
Less: Imputed interest	(18,190)
Present value of undiscounted future cash flows	$80,181

Other Contractual Obligations and Contingencies

The Company is a party to several non-cancelable contracts with vendors where the Company is obligated to make future minimum payments under the terms of these contracts as follows:

Years ending
December 31,
From April 1, 2021 to December 31, 2021	$160,525
2022	168,325
2023	149,129
2024	126,876
2025	122,450
Thereafter	309,900
Total	$1,037,205

*     The above commitments include $430.6 million of future expected contractual obligations to a media company as part of a multi-year content integration agreement.

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

Letters of Credit

In connection with the Credit Agreement with Pacific Western Bank, the Company has entered into several letters of credit totaling $4.2 million as of March 31, 2021 and December 31, 2020 for the Company’s leases of office space.

13.	Subsequent Events

In April 2021, the Company acquired Blue Ribbon Software Ltd. (“Blue Ribbon”) for $18.3 million of cash and $3.7 million in the Company’s class A common stock. Blue Ribbon is a leading global jackpot and gamification company that provides platform-agnostic, real-time gamification tools that allow for fully customizable jackpot promotions. The Company is currently in process of finalizing the preliminary accounting for this transaction and expects to complete its preliminary accounting of the assets acquired and liabilities assumed by the end of the second quarter of 2021.

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

Forward-Looking Statements

This Report contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that reflect future plans, estimates, beliefs and expected performance. The forward-looking statements depend upon events, risks and uncertainties that may be outside of our control. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. You are cautioned that our business and operations are subject to a variety of risks and uncertainties, many of which are beyond our control, and, consequently, our actual results may differ materially from those projected.

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

These risks and other factors include those set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (“2020 Annual Report”), filed with the SEC on February 26, 2020 and as amended on Form 10-K/A on May 3, 2021. Due to the uncertain nature of these factors, management cannot assess the impact of each factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Our mission is to make life more exciting by responsibly creating the world’s favorite real-money games and betting experiences. We accomplish this by creating an environment where our users can find enjoyment and fulfillment through DFS, Sportsbook and iGaming.

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

Our priorities are to (a) continue to invest in our products and services, (b) launch our product offerings in new geographies, (c) effectively integrate SBTech (Global) Limited (“SBTech”) to form a vertically integrated business, (d) create replicable and predictable state-level unit economics in sports betting and iGaming and (e) expand our consumer offerings. When we launch Sportsbook and iGaming offerings in a new jurisdiction, we invest in user acquisition, retention and cross-selling until the new jurisdiction provides a critical mass of users engaged across our product offerings.

Our current technology is highly scalable with relatively minimal incremental spend required to launch our product offerings in new jurisdictions. We will continue to manage our fixed-cost base in conjunction with our market entry plans and focus our variable spend on marketing, user experience and support and regulatory compliance to become the product of choice for users and maintain favorable relationships with regulators. We expect to further improve our profitability (excluding the impact of amortization of acquired intangibles) through cost synergies and new opportunities driven by vertical integration with SBTech’s technology and expertise.

Our path to profitability is based on the acceleration of positive contribution profit growth driven by marketing efficiencies as we continue the transition from local to regional to national advertising and scale benefits on the technology development component of our cost of revenue. On a consolidated Adjusted EBITDA basis, we expect to achieve profitability when total contribution profit exceeds the fixed costs of our business, which depends, in part, on the percentage of the U.S. adult population that has access to our product offerings and the other factors summarized in the section entitled “Cautionary Statement Regarding Forward-Looking Statements”.

Basis of Presentation

We operate two complementary business segments: our business-to-consumer (“B2C”) business and our business-to-business (“B2B”) business.

B2C

Our B2C business is comprised of the legacy business of DraftKings Inc., a Delaware corporation (“Old DK”), which includes our DFS, Sportsbook and iGaming product offerings. Across these principal offerings, we offer users a single integrated product that provides one account, one wallet, a centralized payment system and responsible gaming controls. Currently, we operate our B2C segment primarily in the United States.

B2B

Our B2B business is comprised of the entirety of the operations of SBTech, which we acquired on April 23, 2020. Our B2B segment’s principal activities involve the design and development of sports betting and casino gaming software. Our B2B services are delivered through our proprietary software, and our complementary service offerings include trading and risk management and support for reporting, customer management and regulatory reporting requirements. The operations of our B2B segment are concentrated mainly in Europe, Asia and the United States.

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

Since the start of the COVID-19 pandemic, the primary impacts to us have been the suspension, cancellation and rescheduling of sports seasons and sporting events. Beginning in March 2020 and continuing through the end of the second quarter of 2020, many sports seasons and sporting events, including the MLB regular season, domestic soccer leagues and European Cup competitions, the NBA regular season and playoffs, the NCAA college basketball tournament, the Masters golf tournament, and the NHL regular season and playoffs, were suspended or cancelled. The suspension of sports seasons and sporting events reduced customers’ use of, and spending on, our Sportsbook and DFS product offerings. Starting in the third quarter of 2020 and continuing into the fourth quarter of 2020, major professional sports leagues resumed their activities, many of which were held at limited or reduced capacity. MLB began its season after a three-month delay and also completed the World Series, the NHL resumed its season and completed the Stanley Cup Playoffs, the Masters golf tournament was held, most domestic soccer leagues resumed and several European cup competitions were held, and the NFL season began on its regular schedule. During this period, the NBA also resumed its season, completed the NBA Finals and commenced its 2020-2021 season. In the first quarter of 2021, many sports seasons continued and multiple sporting events were held as planned, including the NFL regular season, the NFL Playoffs and Superbowl LV, the NBA regular season, the NHL regular season, the NASCAR Cup Series, various NCAA football bowl games and the NCAA college basketball season and tournament. The continued  return of major sports and sporting events generated significant user interest and activity in our Sportsbook and DFS product offerings. However, the possibility remains that sports seasons and sporting events may be suspended, cancelled or rescheduled due to COVID-19 outbreaks. The suspension and alteration of sports seasons and sporting events in 2020 reduced customers’ use of, and spending on, our Sportsbook and DFS product offerings and caused us to issue refunds for canceled events. Additionally, while retail casinos where we have branded Sportsbooks have reopened, they continue to operate with reduced capacity.

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

A significant or prolonged decrease in consumer spending on entertainment or leisure activities would likely have an adverse effect on demand for our product offerings, reducing cash flows and revenues, and thereby materially harming our business, financial condition and results of operations. In addition, a recurrence of COVID-19 cases or an emergence of additional variants or strains of COVID-19 could cause other widespread or more severe impacts depending on where infection rates are highest. As steps taken to mitigate the spread of COVID-19 have necessitated a shift away from a traditional office environment for many employees, we have business continuity programs in place to ensure that employees are safe and that the business continues to function with minimal disruptions to normal work operations while employees work remotely. We will continue to monitor developments relating to disruptions and uncertainties caused by COVID-19.

Financial Highlights and Trends

The following table sets forth a summary of our financial results for the periods indicated:

	Three months ended March 31,
	2021	2020
(amounts in thousands)
Revenue (1)	$312,276	$88,542
Pro Forma Revenue (2)	312,276	113,445
Net Loss (1)	(346,344)	(68,680)
Pro Forma Net Loss (2)	(346,344)	(82,081)
Adjusted EBITDA (3)	(139,262)	(49,460)
Pro Forma Adjusted EBITDA (3)	(139,262)	(51,600)
(1)	Due to the timing of the Business Combination (as defined below), the three month period ended March 31, 2021 reflects B2B/SBTech activity and the three month period ending March 31, 2020 excludes B2B/SBTech activity.
(2)	Assumes that the Business Combination was consummated on January 1, 2019. See “—Comparability of Financial Information” below.
(3)	Adjusted EBITDA and Pro Forma Adjusted EBITDA are non-GAAP financial measures. See “—Non-GAAP Information” below for additional information about these measures and a reconciliation of these measures.

Revenue grew in the quarter ended March 31, 2021 compared to the quarter ended March 31, 2020 by $223.7 million primarily due to the strong performance of our B2C product offerings as a result of robust customer acquisition and retention, successful launches of our Sportsbook and iGaming product offerings in a number of states since the first quarter of 2020 and the acquisition of SBTech. In addition, revenue growth in the first quarter of 2021 when compared to the same period in 2020 was positively impacted by the suspension and cancellation of major sporting events beginning in early March of 2020 as a result of COVID-19, and resulted in a reduction in customers’ use of, and spending on, our Sportsbook and DFS product offerings.

Pro forma revenue increased by $198.8 million in the three months ended March 31, 2021, compared to the same period in 2020, mainly reflecting the strong performance of our B2C product offerings, as discussed above, and an increase in SBTech revenues as our B2B business was also negatively impacted in the first quarter of 2020 by COVID-19.

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

In March 2021, we issued zero-coupon convertible senior notes in an aggregate principal amount of $1,265.0 million, which includes proceeds from the full exercise of the over-allotment option (collectively the “Convertible Notes”). In connection with the pricing of the Convertible Notes and the exercise of the option to purchase additional notes, the Company entered into a privately negotiated capped call transaction (“Capped Call Transactions”). The Capped Call Transactions are expected generally to reduce potential dilution to our Class A common stock upon any conversion of the Convertible Notes. The net cost to enter into the Capped Call Transactions was $124.0 million.

We had cash on hand, excluding cash held on behalf of customers, of $2.8 billion as of March 31, 2021, compared to $1.8 billion as of December 31, 2020.

We recorded a loss on remeasurement warrant liabilities of $27.0 million in the three months ended March 31, 2021 due to fair value changes in the warrant liability. We did not have similar instruments in the three months ended March 31, 2020 and therefore no loss on remeasurement was recorded in the prior period.

The following discussion of our results of operations for the three months ended March 31, 2021 includes the financial results of SBTech. Accordingly, our consolidated results of operations for the three months ended March 31, 2021 are not comparable to our consolidated results of operations for prior periods. Our B2C segment results, presented and discussed below, are comparable to DraftKings’ legacy operations and our reported consolidated results for prior periods.

To facilitate comparability between periods, we have included in this Report a supplemental discussion of our results of operations for the three months ended March 31, 2021 compared with our unaudited pro forma results of operations for the three months ended March 31, 2020. The pro forma results for the three months ended March 31, 2020 were prepared giving effect to the Business Combination as if it had been consummated on January 1, 2019, and are based on estimates and assumptions, which we believe are reasonable and consistent with Article 11 of Regulation S-X.

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

The chart below presents our MUPs for the three months ended March 31, 2021 and 2020 respectively:

Average Revenue per MUP (“ARPMUP”). ARPMUP is the average B2C segment revenue per MUP, and this key metric represents our ability to drive usage and monetization of our B2C product offerings. The chart below presents our ARPMUP for the three months ended March 31, 2021 and 2020 respectively:

We define and calculate ARPMUP as the average monthly B2C segment revenue for a reporting period, divided by MUPs (i.e., the average number of unique payers) for the same period.

Our period-on-period increase in MUPs for the three months ended March 31, 2021, compared to the same period in 2020, reflects growth in DFS, the expansion of our Sportsbook and iGaming product offerings into new states and increased response rates to our advertising spending. Year-over-year growth in MUPs in the first quarter of 2021 was also positively impacted by the suspension and cancellation of major sporting events beginning in March of 2020 as a result of COVID-19. ARPMUP increased in the three months ended March 31, 2021, compared to the same period in 2020, due to our continued focus on driving engagement across our B2C product offerings, specifically with our Sportsbook and iGaming products being offered in additional jurisdictions but also as we cross sell our users into more products. As a result, we experienced a favorable change in revenue mix as a higher percentage of our total customers engaged with our Sportsbook and iGaming product offerings. There was also some favorability from the normalized sports schedule as our users in Sportsbook and DFS were able to engage with our products for the entire quarter, including the NCAA basketball tournament and the regular seasons of the NBA and NHL.

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

We define and calculate Adjusted EBITDA as net loss before the impact of interest income or expense, income tax expense or benefit, depreciation and amortization, and further adjusted for the following items: stock-based compensation, transaction-related costs, non-core litigation, settlement and related costs, remeasurement of warrant liabilities, and certain other non-recurring, non-cash or non-core items, as described in the reconciliation below. We define and calculate Pro Forma Adjusted EBITDA as pro forma net loss (giving effect to the Business Combination as if it were consummated on January 1, 2019) before the impact of interest income or expense, income tax expense or benefit and depreciation and amortization, and further adjusted for the same items as Adjusted EBITDA.

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

Adjusted EBITDA

The table below presents our Adjusted EBITDA reconciled to our net loss, the closest U.S. GAAP measure, for the periods indicated:

	Three months ended March 31,
	2021	2020
(amounts in thousands)
Net loss	$(346,344)	$(68,680)
Adjusted for:
Depreciation and amortization (excluding acquired intangibles)	9,062	4,704
Amortization of acquired intangibles	19,131	—
Interest (income) expense, net	(985)	2,351
Income tax (benefit) provision	(4,595)	9
Stock-based compensation (1)	151,843	4,842
Transaction-related costs (2)	3,023	5,652
Litigation, settlement, and related costs (3)	622	1,330
Loss on remeasurement of warrant liabilities	26,980	—
Other non-recurring costs and special project costs (4)	1,848	129
Other non-operating costs (5)	153	203
Adjusted EBITDA	$(139,262)	$(49,460)
Adjusted EBITDA by segment:
B2B	$2,093	$—
B2C	$(141,355)	$(49,460)

(1)	The amounts for the three months ended March 31, 2021 primarily reflect stock-based compensation expenses resulting from the issuance of awards under long-term incentive plans and, for the three months ended March 31, 2020, primarily reflects stock-based compensation expenses resulting from the issuance of awards under time-based, performance-based and long-term incentive plans.
(2)	Includes capital markets advisory, consulting, accounting and legal expenses related to evaluation, negotiation and integration costs incurred in connection with transactions and offerings, including those relating to the Business Combination for the three months ended March 31, 2020.
(3)	Includes primarily external legal costs related to litigation and litigation settlement costs deemed unrelated to our core business operations.
(4)	Includes primarily consulting, advisory and other costs relating to non-recurring items and special projects.
(5)	Includes our equity method share of the investee’s losses.

Pro Forma Adjusted EBITDA

The table below presents our Actual Non-GAAP Adjusted EBITDA reconciled to net loss for the three-month period ending March 31, 2021 compared to a similar reconciliation of our Non-GAAP Pro Forma Adjusted EBITDA to our pro forma net income for the same period in 2020:

	Three months ended March 31,
	2021	2020
(amounts in thousands)	Actual	Pro Forma
Net loss	$(346,344)	$(82,081)
Adjusted for:
Depreciation and amortization (excluding acquired intangibles)	9,062	5,552
Amortization of acquired intangibles	19,131	17,699
Interest (income) expense, net	(985)	2,798
Income tax (benefit) provision	(4,595)	(2,088)
Stock-based compensation (1)	151,843	4,858
Transaction-related costs (2)	3,023	—
Litigation, settlement, and related costs (3)	622	1,330
Loss on remeasurement of warrant liabilities	26,980	—
Other non-recurring costs and special project costs (4)	1,848	129
Other non-operating costs (5)	153	203
Pro forma Adjusted EBITDA	$(139,262)	$(51,600)
(1)	The amounts for the three months ended March 31, 2021, primarily reflect stock-based compensation expenses resulting from the issuance of awards under long-term incentive plans and, for the three months ended March 31, 2020, primarily reflects stock-based compensation expenses resulting from the issuance of awards under time-based, performance-based and long-term incentive plans.
(2)	Includes capital markets advisory, consulting, accounting and legal expenses related to evaluation, negotiation and integration costs incurred in connection with transactions and offerings. The transaction costs related to the Business Combination described in footnote 1 to the preceding table have been eliminated in calculating our pro forma net income for the three months ended March 31, 2020 pursuant to the principles of Article 11 of Regulation S-X.
(3)	Includes primarily external legal costs related to litigation and litigation settlement costs deemed unrelated to our core business operations.
(4)	Includes primarily consulting, advisory and other costs relating to non-recurring items and special projects.
(5)	Includes our equity method share of the investee’s losses.

Results of Operations

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

The following table sets forth a summary of our consolidated results of operations for the interim periods indicated, and the changes between periods.

	Three months ended March 31,
	2021	2020	$ Change	% Change
(amounts in thousands, except percentages)
Revenue	$312,276	$88,542	$223,734	252.7%
Cost of revenue	183,225	43,416	(139,809)	(322.0)%
Sales and marketing	228,686	53,706	(174,980)	(325.8)%
Product and technology	56,159	18,041	(38,118)	(211.3)%
General and administrative	168,997	39,496	(129,501)	(327.9)%
Loss from operations	(324,791)	(66,117)	(258,674)	(391.2)%
Interest income (expense), net	985	(2,351)	3,336	141.9%
Loss on remeasurement of warrant liabilities	(26,980)	—	(26,980)	n.m.
Loss before income tax (benefit) provision and loss from equity method investment	(350,786)	(68,468)	(282,318)	(412.3)%
Income tax (benefit) provision	(4,595)	9	4,604	n.m.
Loss from equity method investment	153	203	50	24.6%
Net loss	$(346,344)	$(68,680)	$(277,664)	(404.3)%

n.m. = not meaningful

Revenue. Revenue increased $223.8 million, or 252.7%, to $312.3 million in the three months ended March 31, 2021 from $88.5 million in the three months ended March 31, 2020. The increase was partially attributable to $31.4 million in revenue from SBTech, which we acquired on April 23, 2020.

Excluding the impact of the SBTech Acquisition, revenue would have increased by $192.4 million in the three months ended March 31, 2021, reflecting strong customer acquisition and retention as well as successful launches of Sportsbook and iGaming in additional states since the first quarter of 2020, as well as a more favorable sport schedule especially as it relates to the COVID-19 impact on the 2020 period. Quarter-on-quarter, MUPs for our B2C segment increased by 114.1%, while ARPMUP for our B2C segment increased by 48.1%.

Cost of Revenue. Cost of revenue increased $139.8 million, or 322.0%, to $183.2 million in the three months ended March 31, 2021 from $43.4 million in the three months ended March 31, 2020. Of this increase, $31.7 million was attributable to SBTech, including $19.1 million in amortization of acquired intangibles.

Excluding the impact of the SBTech Acquisition, the cost of revenue increase would have been $108.1 million in the three months ended March 31, 2021. This increase is  largely due to variable costs that relate to the expanded product and geographic footprint of our B2C segment. These variable costs primarily include an increase in product taxes and revenue share agreements with the expansion into new states, as well as the variable impact of continued growth in existing states. In addition, we have certain technology and merchant processing partners with variable costs that  increased as well from additional customer engagement. B2C segment cost of revenue as a percentage of B2C revenue increased by 4.9 percentage points to 53.9% in the three months ended March 31, 2021 from 49.0% in the three months ended March 31, 2020, reflecting our changed revenue mix from our more mature DFS product to our iGaming and Sportsbook product offerings as well as higher promotional investment in new geographies. In general, our iGaming and Sportsbook product offerings produce revenue at a higher cost per revenue dollar relative to our more mature DFS offering.

Sales and Marketing. Sales and marketing expense increased $175.0 million, or 325.8%, to $228.7 million in the three months ended March 31, 2021 from $53.7 million in the three months ended March 31, 2020, of which $2.5 million was attributable to SBTech. Excluding the impact of the SBTech Acquisition, the increase was $172.5 million and was primarily due to higher advertising and marketing spending to increase awareness and user acquisition for our Sportsbook and iGaming offerings, particularly in newly launched states, and an increase in stock-based compensation expense.

Product and Technology. Product and technology expense increased $38.1 million, or 211.3%, to $56.2 million in the three months ended March 31, 2021 from $18.0 million in the three months ended March 31, 2020, of which $20.3 million was attributable to SBTech. Excluding the impact of the acquisition of SBTech, the increase would have been $17.9 million and primarily reflects an increase in stock-based compensation expense from the issuance of awards under our long-term incentive plans, as well as additions to our product operations and engineering headcount in our B2C segment.

General and Administrative. General and administrative expense increased $129.5 million, or 327.9%, to $169.0 million in the three months ended March 31, 2021 from $39.5 million in the three months ended March 31, 2020. Of this increase, $7.6 million was attributable to SBTech. Excluding the impact of the acquisition of SBTech, the increase would have been $121.9 million, primarily due to an increase in stock-based compensation expense from the issuance of awards granted under our long-term incentive plans as well as an increase in personnel costs, reflecting headcount growth, including new hires to support our operations as a public company.

Interest Income (Expense). Interest income was $1.0 million in the three months ended March 31, 2021 compared to interest expense of $2.4 million in the three months ended March 31, 2020.

Loss on Remeasurement of Warrant Liabilities. We recorded a loss on remeasurement of warrant liabilities of $27.0 million in the three months ended March 31, 2021 due to fair value changes in the warrant liability. We did not have similar instruments in the three months ended March 31, 2020 and therefore no loss on remeasurement was recorded in the prior period.

Net Loss. Net loss increased by $277.7 million to $346.3 million in the three months ended March 31, 2021 from $68.7 million in the three months ended March 31, 2020, for the reasons discussed above.

Results of Operations for the Three Months Ended March 31, 2021 Compared to the Supplemental Unaudited Pro Forma Results of Operations for the Three Months Ended March 31, 2020

Set forth below are our results of operations for the three months ended March 31, 2021 compared with the pro forma results of operations for the three months ended March 31, 2020. These pro forma results assume that the Business Combination, including our acquisition of SBTech, which comprises the entirety of our new B2B segment, occurred on January 1, 2019 and are based on estimates and assumptions which we believe are reasonable. They are not the results that would have been realized had the Business Combination actually occurred on January 1, 2019 and are not indicative of our consolidated results of operations for future periods.

	Three months ended March 31,
	2021	2020	$ Change	% Change
(amounts in thousands, except percentages)	Actual	Pro Forma
Revenue	$312,276	$113,445	$198,831	175.3%
Cost of revenue	183,225	68,458	(114,767)	(167.6)%
Sales and marketing	228,686	57,273	(171,413)	(299.3)%
Product and technology	56,159	29,742	(26,417)	(88.8)%
General and administrative	168,997	39,140	(129,857)	(331.8)%
Loss from operations	(324,791)	(81,168)	(243,623)	(300.1)%
Interest income (expense), net	985	(2,798)	3,783	135.2%
Loss on remeasurement of warrant liabilities	(26,980)	—	(26,980)	n.m.
Loss before income tax benefit and loss from equity method investment	(350,786)	(83,966)	(266,820)	(317.8)%
Income tax benefit	(4,595)	(2,088)	2,507	120.1%
Loss from equity method investment	153	203	50	24.6%
Net loss	$(346,344)	$(82,081)	$(264,263)	(322.0)%

Revenue. Revenue increased $198.8 million, or 175.3%, to $312.3 million in the three months ended March 31, 2021 from pro forma revenue of $113.4 million in the three months ended March 31, 2020. Of this increase, $192.4 million was attributable to the performance of our B2C segment, as discussed above.

Cost of Revenue. Cost of revenue increased $114.8 million, or 167.6%, to $183.2 million in the three months ended March 31, 2021 from pro forma cost of revenue of $68.5 million in the three months ended March 31, 2020. Of this increase, $108.1 million was attributable to the performance of our B2C segment, as discussed above. The remaining increase was attributable to the performance of our B2B segment as SBTech experienced improved results in the first quarter of 2021, compared to the first quarter of 2020, which was negatively impacted in by COVID-19.

Sales and Marketing. Sales and marketing expense increased $171.4 million, or 299.3%, to $228.7 million in the three months ended March 31, 2021 from pro forma sales and marketing expense of $57.3 million in the three months ended March 31, 2020. Substantially all of the increase was attributable to the performance of our B2C segment, as discussed above. Our B2B segment sales and marketing costs remained relatively steady between periods, reflecting a modest headcount increase that was offset by a decrease in conferences and other marketing spending in the first quarter of 2021 as a result of COVID-19.

Product and Technology. Product and technology expense increased by $26.4 million, or 88.8%, to $56.2 million in the three months ended March 31, 2021 from pro forma product and technology expense of $29.7 million in the three months ended March 31, 2020. Of this increase, $17.9 million was attributable to the performance of our B2C segment, as discussed above. The remaining increase was attributable to the pro forma performance of the B2B segment, driven mainly by an increase in stock-based compensation awards and increased headcount.

General and Administrative. General and administrative expense increased $129.9 million, or 331.8%, to $169.0 million in the three months ended March 31, 2021 from pro forma general and administrative expense of $39.1 million in the three months ended March 31, 2020. Of this increase, $121.9 million was attributable to the performance of our B2C segment, as discussed above. B2B segment pro forma general and administrative expense primarily increased due to an increase in stock-based compensation awards and increased headcount.

Interest Income (Expense). Interest income was $1.0 million in the three months ended March 31, 2021 compared to pro forma interest expense of $2.8 million in the three months ended March 31, 2020.

Loss on Remeasurement of Warrant Liabilities. We recorded a loss on remeasurement of warrant liabilities of $27.0 million in the three months ended March 31, 2021 due to fair value changes in the warrant liability. We did not have similar instruments in the three months ended March 31, 2020 and therefore no loss on remeasurement was recorded in the prior period.

Net Loss. Net loss increased by $264.3 million to $346.3 million in the three months ended March 31, 2021 from pro forma net loss of $82.1 million in the three months ended March 31, 2020, for the reasons discussed above.

Liquidity and Capital Resources

We had $2.8 billion in cash and cash equivalents as of March 31, 2021 (excluding player cash, which we segregate from our operating cash balances on behalf of our paid users for all jurisdiction and products). We believe our cash on hand is sufficient to meet our current working capital and capital expenditure requirements for a period of at least twelve months from the date of this filing, irrespective of the continuing impact of COVID-19.

Debt

In March 2021, we issued zero-coupon convertible senior notes in an aggregate principal amount of $1,265.0 million. The Convertible Notes mature on March 15, 2028, subject to earlier conversion, redemption or repurchase. In connection with the pricing of the Convertible Notes and the exercise of the option to purchase additional Convertible Notes, we entered into privately negotiated capped call transactions (“Capped Call Transactions”). The Capped Call Transactions are expected generally to reduce potential dilution to our Class A common stock upon any conversion of the Convertible Notes. The net cost of $124.0 million incurred to enter into the Capped Call Transactions was recorded as a reduction to additional paid-in capital on the Company’s consolidated balance sheet during the quarter ended March 31, 2021.

We also have a revolving credit facility with Pacific Western Bank with a current limit of $60.0 million. The facility is scheduled to mature on March 1, 2022. As of March 31, 2021, $4.2 million of the amount available under the facility was applied to the issuance of letters of credit in connection with our office leases. $55.8 million was available for borrowing under the revolving credit facility as of the date of this Report.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three months ended March 31,
	2021	2020
(amounts in thousands)
Net cash used in operating activities	$(77,751)	$(50,762)
Net cash used in investing activities	(51,921)	(6,329)
Net cash provided by financing activities	1,128,768	77,657
Effect of foreign exchange rates on cash and cash equivalents	1,774	—
Net increase in cash and cash equivalents	1,000,870	20,566
Cash and cash equivalents at beginning of period	1,817,258	76,533
Cash and cash equivalents at end of period	$2,818,128	$97,099

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

Net cash used in operating activities in the three months ended March 31, 2021 was $77.8 million, compared to $50.8 million in the three months ended March 31, 2020, mainly reflecting our $277.7 million higher net loss, for the reasons discussed above, net of non-cash cost items, and changes in operating working capital. Non-cash cost items increased $186.8 million period-over-period, driven primarily by an increase in stock-based compensation expense.

Investing Activities. Net cash used in investing activities during the three months ended March 31, 2021 increased by $45.6 million to $51.9 million from $6.3 million during the same period in 2020, mainly reflecting the cash portion of consideration paid to VSiN shareholders, net of cash acquired.

Financing Activities. Net cash provided by financing activities during the three months ended March 31, 2021 increased by $1,051.1 million to $1,128.8 million from $77.7 million during the same period in 2020. The increase was primarily driven the net proceeds provided by the issuance of zero-coupon convertible debt during the three months ended March 31, 2021.

Commitments and Contingencies

Refer to Note 12 of our unaudited condensed consolidated financial statements included elsewhere in this Report for a summary of our commitments as of March 31, 2021.

Critical Accounting Policies

Our financial statements have been prepared in accordance with GAAP. Our discussion and analysis of the financial condition and results of operations are based on these financial statements. The preparation of these financial statements requires the application of accounting policies in addition to certain estimates and judgments by our management. Our estimates and judgments are based on currently available information, historical results and other assumptions we believe are reasonable. Actual results could differ materially from these estimates.

During the three months ended March 31, 2021, there were no changes to the critical accounting policies discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on February 26, 2021 and as amended on Form 10-K/A on May 3, 2021 (the “2020 Annual Report”). For a complete discussion of our critical accounting policies, refer to the 2020 Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our exposure to market risk during the three months ended March 31, 2021. Refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our 2020 Annual Report.

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

On November 16, 2016, the DFS defendants filed a motion to compel arbitration against all named plaintiffs except one plaintiff asserting claims against the DFS defendants as a concerned citizen of the State of Florida (the “Concerned Citizen Claims”). On November 27, 2019, the Court granted the DFS defendants’ motion to compel arbitration with respect to all named plaintiffs other than a small set of plaintiffs who are family members of individuals who have DraftKings or FanDuel accounts and who assert claims under various state laws regarding gambling (the “Family Member Plaintiffs”). On March 9, 2020, the DFS defendants moved to dismiss the Family Member Plaintiffs’ claims and the Concerned Citizen Claims. On April 7, 2020, an opposition to the motion to dismiss the Concerned Citizen Claim was filed. On April 20, 2020, the Family Member Plaintiffs filed their opposition to the DFS defendants’ motion to dismiss, and on April 29, 2020, the Family Member Plaintiffs filed a motion for leave to amend the First Amended Master Class Action Complaint. On May 11, 2020, the DFS defendants filed their reply in support of their motion to dismiss the Family Member Plaintiffs’ claims and the Concerned Citizen Claim, and on May 13, 2020, the DFS defendants filed their opposition to the Family Member Plaintiffs’ motion for leave to amend the First Amended Master Class Action Complaint. On March 5, 2020, one named plaintiff with respect to whom the motion to compel was granted filed a renewed motion to remand his case to state court. On May 29, 2020, we filed an opposition to that motion. On March 3, 2021, DraftKings and the plaintiffs (other than the Family Member Plaintiffs) filed in Court a joint motion for preliminary approval of a proposed settlement, which is subject to final approval by the Court.

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

On November 6, 2020, the same law firm filed a complaint against DraftKings in Massachusetts Superior Court (Suffolk County), entitled Aaron Abramson, et al. v. DraftKings. In Abramson, the same law firm is seeking, among other things, to compel arbitration against DraftKings on behalf of nine-hundred and ninety-nine (999) individuals. On January 4, 2021, DraftKings and plaintiffs filed a Joint Motion to Transfer Action to Business Litigation Section, which the court allowed and sent notice dated March 1, 2021, to the parties. On March 2, 2021, the same law firm filed with the court (1) Plaintiffs’ Motion to Compel Individual Arbitration and Stay Litigation, DraftKings’ opposition to this motion and Plaintiffs’ reply; and (2) Counter-Defendants’ Answer and Affirmative Defenses to Counter-Claimant DraftKings Inc.’s Counterclaim for Declaratory Relief. On March 19, 2021, DraftKings filed its Motion to Dismiss the Complaint for Lack of Subject Matter Jurisdiction and Failure to State a Claim, Plaintiffs’ opposition and DraftKings’ reply.

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

On June 17, 2020, we filed petitions for IPRs with the PTAB challenging the validity of each of the IG Patents. The PTAB instituted review for the ‘901, ‘231, and ‘967 patents but denied institution for the ‘302 Patent. On February 5, 2021, we filed a request for rehearing regarding the decision on the ‘302 Patent, which was denied by the PTAB on March 2, 2021.

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

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our 2020 Annual Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

The following represent material changes to, and should be read in conjunction with, the risk factors disclosed in our 2020 Annual Report.

We have substantial debt outstanding and may incur additional debt.

As of March 31, 2021, our total long-term debt, including the debt of our subsidiaries, was approximately $1.2 billion. Our debt levels could have significant consequences, including:

●	making it more difficult to satisfy our obligations;
●	a dilutive effect on our outstanding equity capital or future earnings;

●	increasing our vulnerability to general adverse economic conditions;
●	requiring us to devote a substantial portion of our cash to make interest and principal payments on our debt, thereby reducing the amount of cash available for other purposes. As a result, we would have limited financial and operating flexibility in responding to changing economic and competitive conditions;
●	limiting our ability to raise additional debt because it may be more difficult for us to obtain debt financing on attractive terms; and
●	placing us at a disadvantage compared to our competitors that are less leveraged.

In addition, we may incur substantial additional debt in the future. The terms of the indenture relating to the Convertible Notes permit us to incur additional debt. If new debt is added to our current debt levels, the risks we now face could intensify.

The conditional conversion features of the Convertible Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion features of the Convertible Notes are triggered, holders of the Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock, we would be required to make cash payments to satisfy all or a portion of our conversion obligation based on the conversion rate, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which could result in a material reduction of our net working capital.

The Capped Call Transactions may affect the value of the Convertible Notes and our Class A common stock.

In connection with the Convertible Notes offering, we entered into the Capped Call Transactions with certain counterparties (the “Hedge Counterparties”). The Capped Call Transactions are expected to reduce the potential dilution to the holders of our Class A common stock and/or offset potential cash payments we are required to make in excess of the principal amount upon conversion of the Convertible Notes. In connection with establishing its initial hedge of a Capped Call Transaction, the applicable Hedge Counterparty and/or its affiliates may have purchased shares of our Class A common stock and/or entered into various derivative transactions with respect to our Class A common stock concurrently with or shortly after the pricing of the Convertible Notes.

This activity may increase (or reduce the size of any decrease in) the market price of our Class A common stock or the Convertible Notes at that time. In addition, each Hedge Counterparty or an affiliate thereof may modify its hedge position by entering into or unwinding various derivatives with respect to our Class A common stock and/or purchasing or selling our Class A common stock or other securities of ours in secondary market transactions prior to the maturity of the Convertible Notes (and are likely to do so during any observation period related to a conversion of Convertible Notes). Any of these activities could cause or prevent an increase or decline in the market price of our Class A common stock or the Convertible Notes. In addition, if the Capped Call Transactions fail to become effective, each Hedge Counterparty may unwind its hedge position with respect to our Class A common stock, which could adversely affect trading in and the value of our Class A common stock and the value of the Convertible Notes.

We are subject to counterparty risk with respect to the Capped Call Transactions.

The Hedge Counterparties to the Capped Call Transactions are financial institutions, and we will be subject to the risk that the Hedge Counterparties may default or otherwise fail to perform, or may exercise certain rights to terminate, their obligations under the Capped Call transactions. Our exposure to the credit risk of the Hedge Counterparties under the Capped Call Transactions will not be secured by any collateral. In the past, economic conditions have resulted in the actual or perceived failure or financial difficulties of a number of financial institutions, including the bankruptcy of Lehman Brothers Holdings Inc. and various of its affiliates. If a Hedge Counterparty becomes subject to insolvency proceedings, we will be an unsecured creditor in those proceedings with a claim equal to our exposure at that time under our transactions with them. Our exposure will depend on many factors. Generally, the increase in our exposure will be correlated to the increase in the market price and in the volatility of our Class A common stock. In addition, as a result of a default by any counterparty to the Capped Call Transactions, we may suffer more dilution than we currently anticipate with respect to our Class A common stock. We can provide no assurances as to the financial stability or viability of any counterparty under the Capped Call Transactions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Merger Consideration in Connection with the Acquisition of VSiN

In connection with the consummation of the transactions contemplated by that certain Agreement and Plan of Merger, dated as of March 17, 2021, as amended on March 24, 2021, by and among the Company, certain subsidiaries of the Company, Vegas Sports Information Network, Inc., a Nevada corporation (“VSiN”) and certain shareholders of VSiN, on March 26, 2021, DraftKings issued 464,303 shares of Class A common stock to the holders of Class A and Class B common stock of VSiN (the “VSiN Consideration Shares”). The VSiN Consideration Shares were issued as part of the merger consideration for DraftKings’ acquisition of all of the issued and outstanding shares of VSiN. The VSiN Consideration Shares were issued pursuant to and in accordance with the exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), under Section 4(a)(2) and/or Regulation D promulgated under the Securities Act.

Merger Consideration in Connection with the Acquisition of Blue Ribbon

In connection with the consummation of the transactions contemplated by the Share Purchase Agreement, dated as of March 11, 2021, by and among Gaming Tech Ltd., a subsidiary of DraftKings, Blue Ribbon Software Ltd., a company duly and validly organized under the laws of Israel (“Blue Ribbon”), certain shareholders of Blue Ribbon (the “Blue Ribbon Shareholders”), on April 1, 2021, DraftKings issued 55,710 shares of Class A common stock to the Shareholders (the “Blue Ribbon Consideration Shares”). The Blue Ribbon Consideration Shares were issued as part of the consideration for DraftKings’ acquisition of all of the issued and outstanding common shares of Blue Ribbon. The Blue Ribbon Consideration Shares were issued pursuant to and in accordance with the exemption from registration under the Securities Act, under Section 4(a)(2) and/or Regulation D promulgated under the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Index

Exhibit No.	Description
4.1

Indenture, dated as of March 18, 2021, between DraftKings Inc. and Computershare Trust Company, N.A., as trustee (including Form of 0% Convertible Senior Notes due 2028) (incorporated by reference to Exhibit 4.1 to DraftKings Inc.’s Current Report on Form 8-K (File No. 001-38908 ), filed with the SEC on March 18, 2021).

10.1

Form of Base Capped Call Transaction Confirmation (incorporated by reference to Exhibit 10.1 to DraftKings Inc.’s Current Report on Form 8-K (File No. 001-38908 ), filed with the SEC on March 18, 2021).

10.2

Form of Additional Capped Call Transaction Confirmation (incorporated by reference to Exhibit 10.2 to DraftKings Inc.’s Current Report on Form 8-K (File No. 001-38908 ), filed with the SEC on March 18, 2021).

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104.1	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRAFTKINGS INC.
Date: May 7, 2021
	By:	/s/ Jason K. Park
Name: Jason K. Park
Title: Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Erik Bradbury
Name: Erik Bradbury
Title: Chief Accounting Officer
(Principal Accounting Officer)