Form 10-Q
period 2021-06-30
DraftKings Inc.
filed 2021-08-06
CIK 1772757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 4, 2021, there were 403,298,200 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 393,013,951 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

DraftKings Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2021

PART I. - FINANCIAL INFORMATION
Item 1. Financial Statements.
DRAFTKINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)

	June 30, 2021
	(Unaudited)	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$2,646,500	$1,817,258
Cash reserved for users	314,257	287,718
Receivables reserved for users	24,915	30,249
Accounts receivable	46,290	44,522
Prepaid expenses and other current assets	25,002	14,558
Total current assets	3,056,964	2,194,305
Property and equipment, net	43,352	40,827
Intangible assets, net	540,664	555,930
Goodwill	631,408	569,603
Operating lease right-of-use assets	70,355	68,077
Equity method investment	4,961	2,955
Deposits and other non-current assets	11,152	7,632
Total assets	$4,358,856	$3,439,329

Liabilities and Stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$294,596	$223,633
Liabilities to users	339,146	317,942
Operating lease liabilities, current portion	13,288	12,837
Total current liabilities	647,030	554,412
Convertible notes	1,247,118	—
Non-current operating lease liabilities	64,036	68,775
Warrant liabilities	71,953	65,444
Long-term income tax liability	73,588	72,066
Other long-term liabilities	49,779	47,287
Total liabilities	$2,153,504	$807,984
Commitments and contingent liabilities

Stockholders' equity (deficit):
Class A common stock, $0.0001 par value; 900,000 shares authorized as of June 30, 2021 and December 31, 2020; 409,463 and 403,110 shares issued and 402,493 and 396,303 outstanding as of June 30, 2021 and December 31, 2020, respectively	40	40
Class B common stock, $0.0001 par value; 900,000 shares authorized as of June 30, 2021 and December 31, 2020; 393,014 shares issued and outstanding as of June 30, 2021 and December 31, 2020	39	39
Treasury stock, at cost; 6,970 and 6,807 shares as of June 30, 2021 and December 31, 2020, respectively	(298,681)	(288,784)
Additional paid-in capital	5,322,530	5,067,135
Accumulated deficit	(2,882,489)	(2,230,619)
Accumulated other comprehensive income	63,913	83,534
Total stockholders’ equity (deficit)	2,205,352	2,631,345
Total liabilities and stockholders’ equity (deficit)	$4,358,856	$3,439,329
See accompanying notes to unaudited condensed consolidated financial statements.

DRAFTKINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except loss per share data)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenue	$297,605	$70,931	$609,881	$159,473
Cost of revenue	187,006	47,330	370,231	90,746
Sales and marketing	170,712	46,188	399,398	99,894
Product and technology	62,635	30,549	118,794	48,590
General and administrative	198,806	107,308	367,803	146,804
Loss from operations	(321,554)	(160,444)	(646,345)	(226,561)
Other income (expense):
Interest income (expense), net	1,642	(588)	2,627	(2,939)
Gain (loss) on remeasurement of warrant liabilities	16,984	(363,361)	(9,996)	(363,361)
Loss before income tax provision (benefit) and loss from equity method investment	(302,928)	(524,393)	(653,714)	(592,861)
Income tax provision (benefit)	2,404	323	(2,191)	332
Loss from equity method investment	194	82	347	285
Net loss attributable to common stockholders	$(305,526)	$(524,798)	$(651,870)	$(593,478)

Loss per share attributable to common stockholders:
Basic and diluted	$(0.76)	$(1.80)	$(1.63)	$(2.49)
See accompanying notes to unaudited condensed consolidated financial statements.
Due to the timing of the Business Combination, the above periods, to the extent applicable, exclude B2B/SBTech activity which occurred prior to April 24, 2020.

DRAFTKINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Amounts in thousands)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net loss	$(305,526)	$(524,798)	$(651,870)	$(593,478)
Other comprehensive income (loss):
Foreign currency translation adjustments arising during period, net of nil tax	7,697	24,986	(19,621)	24,986
Comprehensive loss	$(297,829)	$(499,812)	$(671,491)	$(568,492)
See accompanying notes to unaudited condensed consolidated financial statements.
Due to the timing of the Business Combination, the above periods, to the extent applicable, exclude B2B/SBTech activity which occurred prior to April 24, 2020.

DRAFTKINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(Amounts in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock Amount	Total Stockholders' (Deficit)/Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2020	396,303	$40	393,014	$39	$5,067,135	$(2,230,619)	$83,534	$(288,784)	$2,631,345
Exercise of stock options	2,857	—	—	—	7,638	—	—	—	7,638
Stock-based compensation expense	—	—	—	—	151,843	—	—	—	151,843
Purchase of capped call options	—	—	—	—	(123,970)	—	—	—	(123,970)
Equity consideration issued for acquisition	464	—	—	—	29,399	—	—	—	29,399
Shares issued for exercise of warrants	138	—	—	—	1,761	—	—	—	1,761
Purchase of treasury stock	(48)	—	—	—	—	—	—	(3,124)	(3,124)
Restricted stock unit vesting	178	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	(27,318)	—	(27,318)
Net loss	—	—	—	—	—	(346,344)	—	—	(346,344)
Balances at March 31, 2021	399,892	$40	393,014	$39	$5,133,806	$(2,576,963)	$56,216	$(291,908)	$2,321,230
Exercise of stock options	1,878	—	—	—	10,816	—	—	—	10,816
Stock-based compensation expense	—	—	—	—	171,739	—	—	—	171,739
Equity consideration issued for acquisition	56	—	—	—	3,750	—	—	—	3,750
Shares issued for exercise of warrants	43	—	—	—	2,419	—	—	—	2,419
Purchase of treasury stock	(115)	—	—	—	—	—	—	(6,773)	(6,773)
Restricted stock unit vesting	739	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	7,697	—	7,697
Net loss	—	—	—	—	—	(305,526)	—	—	(305,526)
Balances at June 30, 2021	402,493	$40	393,014	$39	$5,322,530	$(2,882,489)	$63,913	$(298,681)	$2,205,352

DRAFTKINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(Amounts in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholder's (Deficit)/Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2019	184,626	$18	—	$—	$949,186	$(998,784)	$—	$(49,580)
Issuance of Series F preferred stock	1,526	—	—	—	11,000	—	—	11,000
Exercise of stock options	456	—	—	—	467	—	—	467
Stock-based compensation expense	—	—	—	—	4,842	—	—	4,842
Net loss	—	—	—	—	—	(68,680)	—	(68,680)
Balances at March 31, 2020	186,608	$18	—	$—	$965,495	$(1,067,464)	$—	$(101,951)
Merger recapitalization, net repurchase of $7,192 and issuance costs of $11,564	(278)	—	—	—	(18,756)	—	—	(18,756)
Conversion of Convertible Notes to common shares	11,254	1	—	—	112,544	—	—	112,545
DEAC shares recapitalized, net of redemptions and equity issuance costs of $10,631	74,122	7	—	—	665,478	—	—	665,485
Equity consideration issued to acquire SBTech	40,739	4	—	—	789,060	—	—	789,064
Shares issued for earn outs - SBTech	720	—	—	—	—	—	—	—
Shares issued for earn outs – DEAC and DK	5,280	1	—	—	(1)	—	—	—
Shares issued for exercise of warrants	17,519	2	—	—	515,771	—	—	515,773
Shares issued in Offering, net of issuance costs of $19,200	16,000	2	—	—	620,798	—	—	620,800
Exercise of stock options	2,287	—	—	—	5,599	—	—	5,599
Stock-based compensation	—	—	393,014	39	54,447	—	—	54,486
Foreign currency translation	—	—	—	—	—	—	24,986	24,986
Net loss	—	—	—	—	—	(524,798)	—	(524,798)
Balances at June 30, 2020	354,251	$35	393,014	$39	$3,710,435	$(1,592,262)	$24,986	$2,143,233
See accompanying notes to unaudited condensed consolidated financial statements.
Due to the timing of the Business Combination, the above periods, to the extent applicable, exclude B2B/SBTech activity which occurred prior to April 24, 2020.

DRAFTKINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Six months ended June 30,
	2021	2020
Operating Activities:
Net loss	$(651,870)	$(593,478)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	58,244	23,372
Non-cash interest expense	775	3,111
Stock-based compensation expense	323,582	59,328
Loss from equity method investment	347	285
Loss on remeasurement of warrant liabilities	9,996	363,361
Deferred income taxes	(9,548)	(201)
Change in operating assets and liabilities, net of effect of business combinations:
Receivables reserved for users	5,334	4,768
Accounts receivable	(993)	(6,347)
Prepaid expenses and other current assets	(9,136)	(2,187)
Deposits and other non-current assets	(2,944)	346
Operating leases, net	(432)	(82)
Accounts payable and accrued expenses	73,309	11,655
Other long-term liabilities	1,883	5,097
Long-term income tax liability	3,874	—
Liabilities to users	21,204	(16,004)
Net cash flows used in operating activities	(176,375)	(146,976)
Cash Flows from Investing Activities:
Purchases of property and equipment	(6,221)	(3,336)
Cash paid for internally developed software costs	(19,489)	(11,019)
Acquisition of gaming licenses	(6,200)	(7,478)
Cash paid for acquisitions, net of cash acquired	(64,969)	(176,819)
Other investing activities	(3,700)	—
Net cash flows used in investing activities	(100,579)	(198,652)
Financing Activities:
Proceeds from issuance of convertible notes, net	1,247,125	41,077
Purchase of capped call options	(123,970)	—
Proceeds from shares issued for warrants	199	190,664
Purchase of treasury stock	(9,897)	—
Proceeds from exercise of stock options	18,454	6,066
Cash buyout of unaccredited investors	—	(7,192)
Issuance costs related to merger recapitalization	—	(11,564)
Proceeds from recapitalization of DEAC shares, net of issuance costs	—	667,999
Proceeds from issuance of Class A common stock, net of issuance costs	—	620,800
Net payment of revolving credit line	—	(6,750)
Net cash flows provided by financing activities	1,131,911	1,501,100
Effect of foreign exchange rates on cash and cash equivalents and restricted cash	824	256
Net increase in cash and cash equivalents and restricted cash	855,781	1,155,728
Cash and cash equivalents and restricted cash at the beginning of period	2,104,976	220,533
Cash and cash equivalents and restricted cash, end of period	$2,960,757	$1,376,261

Disclosure of cash, cash equivalents and restricted cash
Cash and cash equivalents	$2,646,500	$1,244,266
Cash reserved for users	314,257	131,995
Total cash, cash equivalents and restricted cash, end of period	$2,960,757	$1,376,261

DRAFTKINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Six months ended June 30,
	2021	2020
Supplemental Disclosure of Noncash Investing and Financing Activities
Equity consideration issued for acquisitions	$33,149	$789,064
Decrease in accounts payable and accrued expenses from property and equipment and internally developed software costs	(114)	—
Increase in accounts payable and accrued expenses from convertible notes financing costs	782	—
Decrease of accounts payable and accrued expenses from gaming licenses	(4,976)	(1,000)
Conversion of convertible notes and accrued interest to common shares	—	112,545
Increase in net liabilities acquired from DEAC	—	2,514
Increase of other current assets from transfer agent related to warrants	494	9,803
Supplemental Disclosure of Cash Activities
Increase (decrease) in cash reserved for users	26,539	(12,005)
Cash paid for interest	—	417

See accompanying notes to unaudited condensed consolidated financial statements.
Due to the timing of the Business Combination, the above periods, to the extent applicable, exclude B2B/SBTech activity which occurred prior to April 24, 2020.

DRAFTKINGS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except loss per share data, unless otherwise noted)
1.Description of Business
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
In May 2018, the Supreme Court (the “Court”) struck down on constitutional grounds the Professional and Amateur Sports Protection Act of 1992 (“PASPA”), a law that prohibited most states from authorizing and regulating sports betting. Since the Court’s decision, many states have legalized sports betting. As of June 30, 2021, the U.S. jurisdictions with statutes legalizing online sports betting are Arizona, Colorado, Connecticut, Florida, Illinois, Indiana, Iowa, Louisiana, Maryland, Michigan, Nevada, New Hampshire, New Jersey, New York, Oregon, Pennsylvania, Puerto Rico, Rhode Island, Tennessee, Virginia, Washington, D.C, West Virginia and Wyoming. The jurisdictions with statutes legalizing sports betting at certain land-based retail locations are Arizona, Arkansas, Colorado, Connecticut, Delaware, Florida, Illinois, Indiana, Iowa, Louisiana, Maryland, Michigan, Mississippi, Montana, Nebraska, Nevada, New Hampshire, New Jersey, New York, North Carolina, Pennsylvania, Puerto Rico, Rhode Island, South Dakota, Virginia, Washington, Washington, D.C. and West Virginia. A few jurisdictions have enacted laws authorizing sports betting in retail locations but have yet to begin operations in those jurisdictions. The jurisdictions with statutes legalizing iGaming are Connecticut, Delaware, Michigan, New Jersey, Pennsylvania and West Virginia.

As of June 30, 2021, the Company operates online Sportsbooks in Colorado, Illinois, Indiana, Iowa, Michigan, New Hampshire, New Jersey, Oregon (B2B), Pennsylvania, Tennessee, Virginia and West Virginia and has retail Sportsbooks in Colorado, Illinois, Iowa, Mississippi, New Hampshire, New Jersey and New York. As of June 30, 2021, the Company offers iGaming products in Michigan, New Jersey, Pennsylvania and West Virginia. The Company also has arrangements in place with land-based casinos to expand operations into additional states upon the passing of the relevant legislation, the issuance of related regulations and the receipt of required licenses.

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
Since the start of the COVID-19 pandemic, the primary impacts to the Company have been the suspension, cancellation and rescheduling of sports seasons and sporting events. Beginning in March 2020 and continuing through the end of the second quarter of 2020, many sports seasons and sporting events, including the MLB regular season, domestic soccer leagues and European Cup competitions, the NBA regular season and playoffs, the NCAA college basketball tournament, the Masters golf tournament, and the NHL regular season and playoffs, were suspended or cancelled. The suspension of sports seasons and sporting events reduced customers’ use of, and spending on, the Company’s Sportsbook and DFS product offerings. Starting in the third quarter of 2020 and continuing into the fourth quarter of 2020, major professional sports leagues resumed their activities, many of which were held at limited or reduced capacity. MLB began its season after a three-month delay and also completed the World Series, the NHL resumed its season and completed the Stanley Cup Playoffs, the Masters golf tournament was held, most domestic soccer leagues resumed and several European cup competitions were held, and the NFL season began on its regular schedule. During this period, the NBA also resumed its season, completed the NBA Finals and commenced its 2020-2021 season. In the six months ended June 30, 2021, many sports seasons continued and most sporting events were held as planned, including the NFL regular season, the NFL Playoffs and Superbowl LV, the NBA regular season and NBA playoffs, the NHL regular season and the NHL Stanley Cup, the NASCAR Cup Series, various NCAA football bowl games, the NCAA college basketball season and tournament, and the UEFA European Football Championship. The continued return of major sports and sporting events generated significant user interest and activity in our Sportsbook and DFS product offerings. However, the possibility remains that sports seasons and sporting events may be suspended, cancelled or rescheduled due to COVID-19 outbreaks. The suspension and alteration of sports seasons and sporting events in 2020 reduced customers’ use of, and spending on, the Company’s Sportsbook and DFS product offerings and caused the Company to issue refunds for canceled events.

The Company’s revenue varies based on sports seasons and sporting events amongst other things, and cancellations, suspensions or alterations resulting from COVID-19 have the potential to adversely affect its revenue, possibly materially. However, the Company’s product offerings that do not rely on sports seasons and sporting events, such as iGaming, may partially offset this adverse impact on revenue. DraftKings is also developing more innovative products that do not rely on traditional sports seasons and sporting events, for example, products that permit wagering and contests on events such as eSports and simulated NASCAR.
A significant or prolonged decrease in consumer spending on entertainment or leisure activities would likely have an adverse effect on demand for the Company’s product offerings, reducing cash flows and revenues, and thereby materially harming the Company’s business, financial condition and results of operations. In addition, a recurrence of COVID-19 cases or an emergence of additional variants or strains of COVID-19 could cause other widespread or more severe impacts depending on where infection rates are highest. As steps taken to mitigate the spread of COVID-19 necessitated a shift away from a traditional office environment for many employees, the Company implemented business continuity programs to ensure that employees were safe and that the business continued to function with minimal disruptions to normal work operations while employees worked remotely. The Company will continue to monitor developments relating to disruptions and uncertainties caused by COVID-19.

2.Summary of Significant Accounting Policies and Practices
Basis of Presentation and Principles of Consolidation
These unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States (“U.S. GAAP”) for interim reporting. Accordingly, certain notes or other information that are normally required by U.S. GAAP have been omitted if they substantially duplicate the disclosures contained in the Company’s annual audited consolidated financial statements. Accordingly, the unaudited condensed consolidated financial statements should be read in connection with the Company’s audited financial statements and related notes as of and for the fiscal year ended December 31, 2020, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed with the SEC on February 26, 2021 (“Original Annual Report”) and as amended by the Form 10-K/A filed with the SEC on May 3, 2021 (“2020 Annual Report”). The accompanying condensed consolidated financial statements are unaudited; however, in the opinion of management, they include all normal and recurring adjustments necessary for a fair presentation of the Company’s condensed consolidated financial statements for the periods presented. Results of operations reported for interim periods are not necessarily indicative of results for the entire year, due to seasonal fluctuations in the Company’s revenue as a result of timing of the various sports seasons, sporting events and other factors.
As the Company completed its acquisition of SBTech on April 23, 2020, the presented financial information for the three and six months ended June 30, 2021 includes the financial information and activities for SBTech; whereas, the financial information for the three and six months ended June 30, 2020 includes the financial information and activities for SBTech for the period from April 24, 2020 to (and including) June 30, 2020.
The accompanying unaudited condensed consolidated financial statements include the accounts and operations of the Company. All intercompany balances and transactions have been eliminated. Certain amounts from a prior period, which are not material, have been reclassified to conform with the current period presentation.
Prior to the second quarter of 2021, the Company (a) included changes in “cash reserved for users” as a component within the change in operating assets and liabilities on its condensed consolidated statement of cash flows as the Company historically viewed the change in cash reserved for users as offsetting the change in player liabilities and (b) presented “cash reserved for users” separate from cash and cash equivalents on the condensed consolidated balance sheet.

Beginning with the second quarter of 2021, to reflect our total cash position (“cash and cash equivalents” and “cash reserved for users”) and to conform to Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230) — Restricted Cash, the Company revised its presentation to exclude changes in “cash reserved for users” from the “change in operating assets and liabilities” and instead present the total balance as a component of cash and cash equivalents and restricted cash on its condensed consolidated statement of cash flows.

This revision does not have a material impact on the Company's presentation of cash flows as the change in cash reserved for users will continue to be presented as a supplemental disclosure in the condensed consolidated statement of cash flows. In addition, the Company will continue to present cash reserved for users as a separate line item on the Company’s condensed consolidated balance sheet.

These revisions have no impact on the Company’s previously reported consolidated statements of operations or consolidated balance sheets, including the Company’s cash and cash equivalents and cash reserved for user balances. Prior period amounts have been revised to conform to the current period presentation.

The following table presents the condensed consolidated statement of cash flows line items after giving effect to the revision of presentation as discussed above for the six months ended June 30, 2020, nine months ended September 30 2020, year ended December 31, 2020 and three months ended March 31, 2021.

	Six months ended June 30, 2020				Nine months ended September 30, 2020
	Reported	Adjustments		Revised	Reported	Adjustments		Revised
Adjustments to reconcile net loss to net cash flows used in operating activities:
Change in operating assets and liabilities, net of effect of business combinations:
Cash reserved for users	$12,005	$(12,005)		$—	$(113,432)	$113,432		$—
Net cash flows used in operating activities	(134,971)	(12,005)		(146,976)	(241,291)	113,432		(127,859)

Net increase in cash, cash equivalents and restricted cash	1,167,733	(12,005)		1,155,728	1,064,374	113,432		1,177,806
Cash and cash equivalents and restricted cash at the beginning of period	76,533	144,000	(a)	220,533	76,533	144,000	(a)	220,533
Cash and cash equivalents and restricted cash, end of period	$1,244,266	$131,995		$1,376,261	$1,140,907	$257,432		$1,398,339

	Year ended December 31, 2020				Three months ended March 31, 2021
	Reported	Adjustments		Revised	Reported	Adjustments		Revised
Adjustments to reconcile net loss to net cash flows used in operating activities:
Change in operating assets and liabilities, net of effect of business combinations:
Cash reserved for users	$(143,718)	$143,718		$—	$(18,014)	$18,014		$—
Net cash flows used in operating activities	(337,875)	143,718		(194,157)	(77,751)	18,014		(59,737)

Net increase in cash, cash equivalents and restricted cash	1,740,725	143,718		1,884,443	1,000,870	18,014		1,018,884
Cash and cash equivalents and restricted cash at the beginning of period	76,533	144,000	(a)	220,533	1,817,258	287,718	(b)	2,104,976
Cash and cash equivalents and restricted cash, end of period	$1,817,258	$287,718		$2,104,976	$2,818,128	$305,732		$3,123,860

(a)Represents the cash reserved for user balance as of December 31, 2019 as previously included in the Company's 2020 Annual Report filed with the SEC.
(b)Represents the cash reserved for user balance as of December 31, 2020 as previously included in the Company's 2020 Annual Report filed with the SEC.

Cash and cash equivalents
Cash and cash equivalents consist of highly liquid, unrestricted savings, checking and other bank accounts. The Company also utilizes money market funds and short-term deposits with original maturities of three months or less.
Recently Adopted Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company elected to early adopt the new standard as of January 1, 2021 using the modified retrospective approach. In the first quarter of 2021, the Company issued convertible senior notes, whereby the entire proceeds from issuance were recognized as a liability, net of any lender fees and debt financing costs, on our condensed consolidated balance sheet as there is no longer a discount from separation of the conversion feature within equity. Please refer to Note 5 included herein for additional information.
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

3.Business Combinations
Vegas Sports Information Network, Inc. (“VSiN”) Acquisition

On March 24, 2021, the Company acquired 100% of the equity of Vegas Sports Information Network, Inc. (“VSiN”). The following summarizes the consideration transferred at closing for the VSiN acquisition:

Cash consideration	$40,599
Share consideration (1)	29,399
Total consideration	$69,998

(1)Represents the issuance of 0.5 million shares of the Company’s Class A common stock at a fair value of $63.32 per share to the former stockholders of VSiN.

The acquired assets and assumed liabilities of VSiN were recorded at their estimated fair values. The purchase price allocation is preliminary, and as additional information becomes available, the Company may further revise the preliminary purchase price allocation during the remainder of the measurement period, which will not exceed 12 months from the closing of the acquisition. Measurement period adjustments will be recognized in the reporting period in which the adjustment amounts are determined. Any such adjustments may be material.

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
The intangible assets acquired as part of the VSiN acquisition were as follows:

	Fair Value	Weighted-Average Useful Life (in years)

Developed technology - software	$558	3.0
Customer relationships	11,170	6.0
Trademarks and trade names	2,900	4.0
Total	$14,628
As VSiN’s financial results are not material to the Company’s condensed consolidated financial statements, the Company has elected to not include pro forma results.

Blue Ribbon Software Ltd. (“Blue Ribbon”) Acquisition

On April 1, 2021, the Company acquired 100% of the equity of Blue Ribbon for $17.8 million of cash and approximately $3.8 million of the Company’s Class A common stock (the "Blue Ribbon Acquisition"). The purchase price allocation is preliminary, and as additional information becomes available, the Company may further revise the preliminary purchase price allocation during the remainder of the measurement period, which will not exceed 12 months from the closing of the Blue Ribbon Acquisition. Blue Ribbon’s financial results are included in the Company’s condensed consolidated financial statements, but are not considered material.

4.Intangible Assets and Goodwill
Intangible Assets
The Company has the following intangible assets, net as of June 30, 2021:

	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	6.8 years	$443,259	$(63,672)	$379,587
Internally developed software	2.7 years	91,265	(41,465)	49,800
Gaming licenses	2.9 years	24,880	(9,982)	14,898
Trademarks and tradenames	2.9 years	9,280	(2,264)	7,016
Customer relationships	3.8 years	114,596	(25,233)	89,363
Intangible assets, net		$683,280	$(142,616)	$540,664

The Company has the following intangible assets, net as of December 31, 2020:

	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	7.3 years	$439,624	$(37,704)	$401,920
Internally developed software	2.3 years	72,268	(33,179)	39,089
Gaming licenses	3.5 years	23,685	(6,354)	17,331
Trademarks and tradenames	2.8 years	6,537	(1,123)	5,414
Customer relationships	4.3 years	106,836	(14,660)	92,176
Intangible assets, net		$648,950	$(93,020)	$555,930

Amortization expense was $26.6 million and $16.4 million for the three months ended June 30, 2021 and 2020 and $51.9 million and $19.6 million for the six months ended June 30, 2021 and 2020, respectively.
Goodwill
The changes in the carrying amount of goodwill for the six months ended June 30, 2021 by reporting unit are:

	B2C	B2B	Media	Total
Balance as of December 31, 2020	$353,083	$216,520	—	$569,603
Goodwill resulting from acquisitions*	7,673	8,300	52,644	68,617
Cumulative translation adjustment	—	(6,812)	—	(6,812)
Balance as of June 30, 2021	$360,756	$218,008	$52,644	$631,408

* = Preliminary allocation

5.Current and Long-term Liabilities
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
The Convertible Notes are convertible at an initial conversion rate of 10.543 shares of the Company’s Class A common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $94.85 per share of Class A common stock. The conversion rate is subject to adjustment upon the occurrence of certain specified events and includes a make-whole adjustment upon early conversion in connection with a make-whole fundamental change (as defined within the indenture agreement).
Prior to September 15, 2027, the Convertible Notes will be convertible only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The Company will satisfy any conversion election by paying or delivering, as the case may be, cash, shares of Class A common stock or a combination of cash and shares of Class A common stock. During the six months ended June 30, 2021, the conditions allowing holders of the Convertible Notes to convert were not met.
In connection with the pricing of the Convertible Notes and the exercise of the option to purchase additional notes, the Company entered into a privately negotiated capped call transaction (“Capped Call Transactions”). The Capped Call Transactions have a strike price of $94.85 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Convertible Notes. The Capped Call Transactions have an initial cap price of $135.50 per share, subject to certain adjustments. The Capped Call Transactions are expected generally to reduce potential dilution to the Company's Class A common stock upon any conversion of Convertible Notes. As the transaction qualifies for equity classification, the net cost of $124.0 million incurred in connection with the Capped Call Transactions was recorded as a reduction to additional paid-in capital on the Company's consolidated balance sheet.
Revolving Line of Credit
In October 2016, Old DK entered into an amended and restated loan and security agreement with Pacific Western Bank, which was most recently amended in September 2020 (as amended, the “Credit Agreement”). The Credit Agreement provides a revolving line of credit of up to $60.0 million. The Credit Agreement has a maturity date of March 1, 2022.
Borrowings under the Credit Agreement bear interest at a variable annual rate equal to the greater of (i) 1.00% above the prime rate then in effect and (ii) 6.50%, and the Credit Agreement requires monthly, interest-only payments. In addition, the Company is required to pay quarterly in arrears a fee equal to 0.25% per annum of the unused portion of the revolving line of credit. As of June 30, 2021 and December 31, 2020, the Credit Agreement provided a revolving line of credit of up to $60.0 million. There was no principal outstanding as of June 30, 2021 or December 31, 2020. Net facility available from the Credit Agreement as of June 30, 2021 and December 31, 2020 totaled $55.8 million, which, in each case, excludes the letters of credit outlined in Note 12. The Company is also subject to certain affirmative and negative covenants until maturity. In connection with the issuance of the Convertible Notes and the entry into the Capped Call Transactions, the Company obtained a waiver from Pacific Western Bank for any breach of the credit agreement that would have resulted from entering into these financing transactions. The Company also obtained a waiver from Pacific Western Bank for any breach of the credit agreement that would have resulted from its 2020 Annual Report on Form 10-K/A filed with the SEC on May 3, 2021.
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
As of June 30, 2021 and December 31, 2020, the Company’s estimated contingent liability for indirect taxes was $45.7 million and $45.9 million, respectively. The estimated contingent liability for indirect taxes is recorded within other long-term liabilities on the consolidated balance sheets and general and administrative expenses on the condensed consolidated statements of operations.
Warrant Liabilities
As part of DEAC’s initial public offering on May 14, 2019, DEAC issued 13.3 million warrants each of which entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, DEAC completed the private sale of 6.3 million warrants to DEAC’s sponsor (the “Private Warrants”). As of June 30, 2021, there were no Public Warrants outstanding. As of June 30, 2021, 1.8 million Private Warrants remained outstanding at a fair value of $72.0 million. Due to fair value changes throughout the three and six months ended June 30, 2021, the Company recorded a gain on remeasurement of warrant liabilities of $17.0 million and a loss on remeasurement of warrant liabilities of $10.0 million, respectively, and a loss on remeasurement of warrant liabilities of $363.4 million for the three and six months ended June 30, 2020.

6.Revenue Recognition
Deferred Revenue

The Company included deferred revenue within accounts payable and accrued expenses and liabilities to users in the consolidated balance sheets. The deferred revenue balances were as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Deferred revenue, beginning of the period	$41,849	$24,094	$30,627	$20,760
Deferred revenue, end of the period	51,791	24,759	51,791	24,759
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	20,664	1,909	26,613	8,635

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

Revenue Disaggregation

Disaggregation of revenue for the three and six months ended June 30, 2021 and 2020 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Online gaming	$258,229	$55,409	$530,890	$139,114
Gaming software	27,432	14,954	58,862	14,954
Other	11,944	568	20,129	5,405
Total Revenue	$297,605	$70,931	$609,881	$159,473

The following table presents the Company’s revenue by geographic region for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
United States	$269,532	$56,577	$549,648	$147,387
International	28,073	14,354	60,233	12,086
Total Revenue	$297,605	$70,931	$609,881	$159,473

SBTech has offered its services through a reseller model in Asia. The agreement with the reseller was terminated as of April 1, 2021, with a transition period that has already ended.

7.Stock-Based Compensation
The Company, historically, has issued three types of stock-based compensation: Time-Based awards, Long Term Incentive Plan (“LTIP”) awards and Performance-Based Stock Compensation Plan (“PSP”) awards. Time-Based awards are equity awards which generally vest over a 4-year period. LTIP awards are performance-based equity awards that are used to establish longer-term performance objectives and incentivize management to meet those objectives. PSP awards are short-term performance-based equity awards which establish performance objectives related to one or two particular fiscal years. LTIP awards generally vest when revenue, adjusted EBITDA or share price targets are achieved amongst other conditions, while PSP awards generally vest upon achievement of revenue or adjusted EBITDA targets amongst other conditions.

The following table shows restricted stock unit (“RSU”) and stock option activity for the six months ended June 30, 2021:

	Time-based		PSP		LTIP		Total	Weighted Average Exercise Price of Options	Weighted Average FMV of RSUs
	Options	RSUs	Options	RSUs	Options	RSUs
Outstanding at December 31, 2020	20,519	3,548	3,023	907	13,854	12,800	54,651	$3.57	$47.01
Granted	900	1,675	—	563	—	6,151	9,289	48.71	53.74
Exercised options / vested RSUs	(3,245)	(917)	(407)	—	(1,083)	—	(5,652)	3.88	35.79
Forfeited	(92)	(108)	(1)	(3)	—	(53)	(257)	4.36	42.92
Outstanding at June 30, 2021	18,082	4,198	2,615	1,467	12,771	18,898	58,031	$4.26	$49.67

As of June 30, 2021, total unrecognized stock-based compensation expense of $976.8 million related to granted and unvested share-based compensation arrangements is expected to be recognized over a weighted-average period of 2.0 years. The following table shows stock compensation expense for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30, 2021			Three months ended June 30, 2020
	Options	RSUs	Total	Options	RSUs	Total
Time Based (1)	$4,034	$15,223	$19,257	$1,712	—	$1,712
PSP (2)	—	19,090	19,090	—	—	—
LTIP (2)	—	133,392	133,392	7,977	36,797	44,774
B Shares (3)	—	—	—	8,000	—	8,000
Total	$4,034	$167,705	$171,739	$17,689	$36,797	$54,486

	Six months ended June 30, 2021			Six months ended June 30, 2020
	Options	RSUs	Total	Options	RSUs	Total
Time Based (1)	$6,467	$29,491	$35,958	$3,346	—	$3,346
PSP (2)	—	35,404	35,404	1,633	—	1,633
LTIP (2)	—	252,220	252,220	9,552	36,797	46,349
B Shares (3)	—	—	—	8,000	—	8,000
Total	$6,467	$317,115	$323,582	$22,531	$36,797	$59,328

(1) Time-based awards vest and are expensed over a defined service period.
(2) PSP and LTIP awards vest based on defined performance criteria and are expensed based on the probability of achieving such criteria.
(3) Related to the Business Combination; Class B shares have no economic rights.

8.Income Taxes
The Company's provision for income taxes for the three and six months ended June 30, 2021 and 2020 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Income tax provision (benefit)	$2,404	$323	$(2,191)	$332

The effective tax rates for the three months ended June 30, 2021 and 2020 were (0.73)% and (0.20)%, respectively and the effective tax rates for the six months ended June 30, 2021 and 2020 were 0.34% and (.14)%, respectively. The difference between the Company’s effective tax rates for the three and six month periods in 2021 and 2020 and the U.S. statutory tax rate of 21% was primarily due to a full valuation allowance related to the Company’s net U.S. deferred tax assets, offset partially by current state tax, current foreign tax, and current tax expense related to unrecognized tax benefits. Additionally, the Company recorded a discrete income tax benefit of $6.8 million during the first quarter of 2021, which is attributable to a non-recurring partial release of the Company's U.S. valuation allowance as a result of VSiN's preliminary purchase price accounting. The

Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized.
9.Segment Information
The Company operates its business and reports its results through two operating and reportable segments: B2C and B2B, in accordance with ASC Topic 280, Segment Reporting. The Company’s B2C segment is primarily comprised of the Old DK business and the Company’s B2B segment, which is primarily comprised of SBTech. The B2C segment primarily provides users with DFS, Sportsbook and iGaming products while the B2B segment is involved in the design, development and licensing of sports betting and casino gaming software for its sportsbook and casino gaming products.
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
A measure of segment assets and liabilities has not been currently provided to the Company’s CODM and therefore is not shown below. Summarized financial information for the Company’s segments is shown in the following tables:
Summarized financial information for the Company’s segments is shown in the following tables:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenue:
B2C	$270,173	$55,977	$551,019	$144,519
B2B	27,432	14,954	58,862	14,954
Total revenue	297,605	70,931	609,881	159,473

Adjusted EBITDA:
B2C	(92,259)	(53,973)	(233,613)	(103,434)
B2B	(3,043)	(3,522)	(951)	(3,522)
Total adjusted EBITDA	(95,302)	(57,495)	(234,564)	(106,956)
Adjusted for:
Depreciation and amortization	30,051	18,668	58,244	23,372
Interest (income) expense, net	(1,642)	588	(2,627)	2,939
Income tax provision (benefit)	2,404	323	(2,191)	332
Stock-based compensation	171,739	54,486	323,582	59,328
Transaction-related costs	7,890	25,255	10,913	30,907
Litigation, settlement and related costs	3,599	2,022	4,221	3,352
Advocacy and other related legal expenses	11,035	—	11,035	—
Loss on remeasurement of warrant liabilities	(16,984)	363,361	9,996	363,361
Other non-recurring costs, special project costs and non-operating costs	2,132	2,600	4,133	2,931
Net loss attributable to common shareholders	$(305,526)	$(524,798)	$(651,870)	$(593,478)
Due to the timing of the Business Combination, the three and six month period ended June 30, 2020 reflects B2B/SBTech activity beginning April 24, 2020.

10.Loss Per Share
The computation of loss per share and weighted-average shares of the Company’s Class A common stock outstanding for the periods presented are as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net loss	$(305,526)	$(524,798)	$(651,870)	$(593,478)
Basic and diluted weighted-average common shares outstanding	401,447	291,992	399,545	238,104
Loss per share attributable to common stockholders:
Basic and diluted	$(0.76)	$(1.80)	$(1.63)	$(2.49)

For the periods presented, the following securities were not required to be included in the computation of diluted shares outstanding (calculated on a gross settlement or a full conversion basis):

	Three and Six months ended June 30,
	2021	2020
Warrants	1,769	2,327
Stock options and RSUs	58,031	62,912
Convertible notes	13,337	—
Total	73,137	65,239

11.Related-Party Transactions
Media Purchase Agreement (“MPA”)
In July 2015, Old DK entered into an MPA with a related party for various media placements from 2015 through 2018. The MPA was amended to extend through 2021. The annual commitment for calendar years 2017 through 2021 was $15 million per year, plus an additional contingent commitment of $5 million per year. The contingent commitment relates to the Company’s allocation of its non-integration advertising with other advertisers. Effective January 2019, the future minimum commitments related to the MPA were reduced to $15 million in the aggregate through December 31, 2021 (equivalent to $5 million per year) and the contingent commitment was removed. As the Company has satisfied its $15.0 million commitment, the MPA has expired. The Company recorded expense of $0.0 million related to the MPA for the three and six months ended June 30, 2021 and recorded expense of $1.2 million and $3.4 million related to the MPA for the three and six months ended June 30, 2020, respectively. in sales and marketing expenses in the consolidated statements of operations.
Private Placement Agent
Old DK entered into an engagement letter with a related party (the “Private Placement Agent”) in August 2019, as amended in December 2019. Pursuant to the engagement letter, the Private Placement Agent acted as the exclusive financial advisor to Old DK, and Old DK agreed to pay certain acquisition and financing fees in connection with the Business Combination with SBTech and DEAC. For the three and six months ended June 30, 2021, the Company incurred $0.0 million of fees with the Private Placement Agent and for the three and six months ended June 30, 2020, the Company incurred $11.7 million and $12.3 million, respectively, of fees with the Private Placement Agent.
Receivables from Equity Method Investment
The Company provides office space and general operational support to DKFS, LLC, an equity-method affiliate. The operational support is primarily in the form of general and administrative services. As of June 30, 2021 and December 31, 2020, the Company had $0.7 million and $1.1 million, respectively, of receivables from DKFS, LLC related to those services and expenses to be reimbursed to the Company, which are included within non-current assets in the consolidated balance sheets. The Company has committed to invest up to $17.5 million into DBDK Venture Fund I, LP, a Delaware limited partnership and a subsidiary of DKFS LLC. As of June 30, 2021, the Company had invested a total of $1.7 million of the total commitment.

Transactions with a Shareholder and their Immediate Family Members
As of June 30, 2021 and December 31, 2020, the Company had $3.9 million and $1.9 million, respectively, of receivables due from former shareholders of SBTech, which includes a current director and shareholder of the Company. For the three and six months ended June 30, 2021, the Company had $1.7 million and $3.1 million in sales to entities related to an immediate family member of the director. The Company recorded $0.6 million of such sales in the three and six months ended June 30, 2020. The Company had an associated accounts receivable balance of $0.5 million and $0.5 million as of June 30, 2021 and December 31, 2020, respectively, included in accounts receivable in its condensed consolidated balance sheets.
Other Related Party Transactions
Subsequent to June 30, 2021, the Company signed a strategic agreement (the "Strategic Agreement") with a privately-held content development company (the “Entity”). Certain officers of the Company are members of the Entity's board of advisors and certain officers and directors of the Company are shareholders of the Entity. In connection with the Strategic Agreement, the Company has exclusive distribution rights for the Entity’s sports-related non-fungible token (“NFT”) content. Pursuant to the Strategic Agreement, the Company received warrants to purchase the Entity’s common stock.

12.Leases, Commitments and Contingencies
Leases
The Company leases corporate office facilities, data centers, and motor vehicles under operating lease agreements. The Company’s lease agreements have terms not exceeding ten years.
The components of lease cost are as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Operating lease cost	$4,229	$3,573	$8,362	$5,938
Short term lease cost	440	572	867	1,151
Variable lease cost	982	1,022	1,683	2,098
Sublease income	(93)	(410)	(204)	(821)
Total lease cost	$5,558	$4,757	$10,708	$8,366

Other information related to leases are as follows:

	Six months ended June 30,
	2021	2020

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,687	$3,964
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,413	$35,093

The weighted-average remaining lease term and weighted-average discount rate for the Company’s operating leases were 6.3 years and 6.5% as of June 30, 2021. The Company calculated the weighted-average discount rates using incremental borrowing rates, which equal the rates of interest that it would pay to borrow funds on a fully collateralized basis over a similar term.

Maturity of lease liabilities are as follows:

Years Ending December 31,
From July 1, 2021 to December 31, 2021	$8,998
2022	16,704
2023	15,555
2024	13,028
2025	11,397
Thereafter	28,652
Total undiscounted future cash flows	94,334
Less: Imputed interest	(17,010)
Present value of undiscounted future cash flows	$77,324

Other Contractual Obligations and Contingencies

The Company is a party to several non-cancelable contracts with vendors where the Company is obligated to make future minimum payments under the terms of these contracts as follows:

Years Ending December 31,
From July 1, 2021 to December 31, 2021	$189,726
2022	235,092
2023	219,398
2024	150,256
2025	136,481
Thereafter	315,900
Total	$1,246,853

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
The Company intends to vigorously defend this case. If the plaintiffs obtain a judgment in their favor in this matter, the Company could be subject to substantial damages and it could be restricted from offering DFS contests in certain states. The Company has established an accrual for this matter, but it cannot provide any assurance as to the outcome of this lawsuit.
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
1,000 Mass Arbitration Demands Filed by One Law Firm
On October 21, 2019, a law firm filed 1000 “mass arbitrations” against the Company with the American Arbitration Association (“AAA”) on behalf of purported DraftKings users that assert claims similar to those in the multi-district litigation described above. After the law firm filed the 1000 “mass arbitrations,” the AAA informed DraftKings in writing that it would close their files on, and decline to administer, the 1000 “mass arbitrations” unless the Company waived two provisions in its terms of use and that the parties would then be free to bring their claims in court. The Company elected not to waive the subject terms of use provisions. On November 6, 2020 the law firm filed a complaint against DraftKings in Massachusetts Superior Court (Suffolk County), entitled Aaron Abramson, et al. v. DraftKings. In Abramson, the law firm is seeking, among other things, to compel arbitration against DraftKings on behalf of nine hundred ninety-nine (999) individuals.
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
Interactive Games LLC
On June 14, 2019, Interactive Games LLC filed suit against the Company in the U.S. District Court for the District of Delaware, alleging that our Daily Fantasy Sports product offering infringes two patents and the Company’s Sportsbook product offering infringes two different patents. DraftKings intends to vigorously defend this case. In the event that a court ultimately determines that the Company is infringing the asserted patents, it may be subject to substantial damages, which may include treble damages and/or an injunction that could require the Company to modify certain features that we currently offer.
The Company cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages. The Company also cannot provide an estimate of the possible loss or range of loss. Any adverse outcome in these matters could expose the Company to substantial damages or penalties that may have a material adverse impact on the Company’s operations and cash flows.
Despite the potential for significant damages, the Company does not believe, based on currently available information, that the outcome of this proceeding will have a material adverse effect on DraftKings’ financial condition, although the outcome could be material to DraftKings’ operating results for any particular period, depending, in part, upon the operating results for such period.

Winview Inc.

On July 7, 2021, Winview Inc., a Delaware Corporation filed suit against the Company in the U.S. District Court for the District of New Jersey, which was subsequently amended on July 28, 2021, alleging that our Sportsbook product infringes two patents, our Daily Fantasy Sports product infringes one patent, and that our Sportsbook product and Daily Fantasy Sports product offering infringes another patent. DraftKings intends to vigorously defend this case. In the event that a court ultimately determines that the Company is infringing the asserted patents, it may be subject to substantial damages, which may include treble damages and/or an injunction that could require the Company to modify certain features that we currently offer.

The Company cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages. The Company also cannot provide an estimate of the possible loss or range of loss. Any adverse outcome in these matters could expose the Company to substantial damages or penalties that may have a material adverse impact on the Company’s operations and cash flows.

Despite the potential for significant damages, the Company does not believe, based on currently available information, that the outcome of this proceeding will have a material adverse effect on DraftKings’ financial condition, although the outcome could be material to DraftKings’ operating results for any particular period, depending, in part, upon the operating results for such period.

Securities Matters

On July 2, 2021, the first of two substantially similar federal securities law putative class actions was filed in the U.S. District Court for the Southern District of New York against the Company and certain of its officers. The actions allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on a behalf of a putative class of persons who purchased or otherwise acquired DraftKings stock between December 23, 2019 and June 15, 2021. The allegations relate to, among other things, allegedly false and misleading statements and/or failures to disclose information about the Company’s business and prospects, based primarily upon the allegations concerning SBTech that were contained in a report published about the Company on June 15, 2021 by Hindenburg Research (the “Hindenburg Report”). The Company intends to vigorously defend against these claims.

On July 9, 2021, the Company received a subpoena from the SEC seeking documents concerning certain of the allegations raised in the Hindenburg Report. The Company intends to comply with the related requests and is cooperating with the SEC’s ongoing inquiry.

The Company cannot predict with any degree of certainty the outcome of these matters or determine the extent of any potential liabilities. The Company also cannot provide an estimate of the possible loss or range of loss. Any adverse outcome in these matters could expose the Company to substantial damages or penalties that may have a material adverse impact on the Company’s operations and cash flows.

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
Letters of Credit
In connection with the Credit Agreement with Pacific Western Bank, the Company has entered into several letters of credit totaling $4.2 million and $4.2 million as of June 30, 2021 and December 31, 2020 for the Company’s leases of office space.

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
•factors relating to our business, operations and financial performance, including:
•our ability to effectively compete in the global entertainment and gaming industries;
•our ability to successfully acquire and integrate new operations;
•our ability to obtain and maintain licenses with gaming authorities;
•our inability to recognize deferred tax assets and tax loss carryforwards;
•market and global conditions and economic factors beyond our control, including the potential adverse effects of the ongoing global coronavirus (“COVID-19”) pandemic on capital markets, general economic conditions, unemployment and our liquidity, operations and personnel;
•intense competition and competitive pressures from other companies worldwide in the industries in which we operate;
•our ability to raise financing in the future;
•our success in retaining or recruiting officers, key employees or directors; and
•litigation and the ability to adequately protect our intellectual property rights.

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
Our Business
We are a digital sports entertainment and gaming company. We provide users with daily fantasy sports (“DFS”), sports betting (“Sportsbook”) and online casino (“iGaming”) opportunities, and we are also involved in the design, development, and licensing of sports betting and casino gaming software for online and retail sportsbooks and casino gaming products.

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
Our current technology is highly scalable with relatively minimal incremental spend required to launch our product offerings in new jurisdictions. We will continue to manage our fixed-cost base in conjunction with our market entry plans and focus our variable spend on marketing, user experience and support and regulatory compliance to become the product of choice for users and maintain favorable relationships with regulators. We expect to improve our profitability over time (excluding the impact of amortization of acquired intangibles) through cost synergies and new opportunities driven by vertical integration with SBTech’s technology and expertise.
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
B2B
Our B2B business is primarily comprised of the operations of SBTech, which we acquired on April 23, 2020. Our B2B segment’s principal activities involve the design and development of sports betting and casino gaming software. Our B2B services are delivered through our proprietary software, and our complementary service offerings include trading and risk management and support for reporting, customer management and regulatory reporting requirements. The operations of our B2B segment are concentrated mainly in Europe, Asia and the United States. SBTech has offered its services through a reseller model in Asia. On April 1, 2021, the agreement with the reseller was terminated, with a transition period that has already ended.
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
Since the start of the COVID-19 pandemic, the primary impacts to us have been the suspension, cancellation and rescheduling of sports seasons and sporting events. Beginning in March 2020 and continuing through the end of the second quarter of 2020, many sports seasons and sporting events, including the MLB regular season, domestic soccer leagues and European Cup competitions, the NBA regular season and playoffs, the NCAA college basketball tournament, the Masters golf tournament, and the NHL regular season and playoffs, were suspended or cancelled. The suspension of sports seasons and sporting events reduced customers’ use of, and spending on, our Sportsbook and DFS product offerings. Starting in the third quarter of 2020 and continuing into the fourth quarter of 2020, major professional sports leagues resumed their activities, many of which were held at limited or reduced capacity. MLB began its season after a three-month delay and also completed the World Series, the NHL resumed its season and completed the Stanley Cup Playoffs, the Masters golf tournament was held, most domestic soccer leagues resumed and several European cup competitions were held, and the NFL season began on its regular schedule. During this period, the NBA also resumed its season, completed the NBA Finals and commenced its 2020 - 2021 season. In the six months ended June 30, 2021, many sports seasons continued and most sporting events were held as planned, including the NFL regular season, the NFL Playoffs and Superbowl LV, the NBA regular season and NBA playoffs, the NHL regular season and the NHL Stanley Cup, the NASCAR Cup Series, various NCAA football bowl games, the NCAA college basketball season and tournament, and the UEFA European Football Championship. The continued return of major sports and sporting events generated significant user interest and activity in our Sportsbook and DFS product offerings. However, the possibility remains that sports seasons and sporting events may be suspended, cancelled or rescheduled due to COVID-19 outbreaks. The suspension and alteration of sports seasons and sporting events in 2020 reduced customers’ use of, and spending on, our Sportsbook and DFS product offerings and caused us to issue refunds for canceled events.
Our revenue varies based on sports seasons and sporting events amongst other things, and cancellations, suspensions or alterations resulting from COVID-19 have the potential to adversely affect our revenue, possibly materially. However, our product offerings that do not rely on sports seasons and sporting events, such as iGaming, may partially offset this adverse impact on revenue. DraftKings is also developing more innovative products that do not rely on traditional sports seasons and sporting events, for example, products that permit wagering and contests on events such as eSports and simulated NASCAR.
A significant or prolonged decrease in consumer spending on entertainment or leisure activities would likely have an adverse effect on demand for our product offerings, reducing cash flows and revenues, and thereby materially harming our business, financial condition and results of operations. In addition, a recurrence of COVID-19 cases or an emergence of additional variants or strains of COVID-19 could cause other widespread or more severe impacts depending on where infection rates are highest. As steps taken to mitigate the spread of COVID-19 necessitated a shift away from a traditional office environment for many employees, we implemented business continuity programs to ensure that employees were safe and that the business continued to function with minimal disruptions to normal work operations while employees worked remotely. We will continue to monitor developments relating to disruptions and uncertainties caused by COVID-19.
Financial Highlights and Trends
The following table sets forth a summary of our financial results for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(amounts in thousands)	2021	2020	2021	2020
Revenue (1)	$297,605	$70,931	$609,881	$159,473
Pro Forma Revenue (2)	297,605	74,998	609,881	188,443
Net Loss (1)	(305,526)	(524,798)	(651,870)	(593,478)
Pro Forma Net Loss (2)	(305,526)	(520,161)	(651,870)	(602,242)
Adjusted EBITDA (3)	(95,302)	(57,495)	(234,564)	(106,956)
Pro Forma Adjusted EBITDA (3)	(95,302)	(59,817)	(234,564)	(111,418)

(1)Due to the timing of the Business Combination, the three and six months ended June 30, 2020 reflects B2B/SBTech activity beginning April 24, 2020.
(2)Assumes that the Business Combination was consummated on January 1, 2019. See “—Comparability of Financial Information” below.

(3)Adjusted EBITDA and Pro Forma Adjusted EBITDA are non-GAAP financial measures. See “—Non-GAAP Information” below for additional information about these measures and a reconciliation of these measures.

Revenue increased by $226.7 million and $450.4 million in the three and six months ended June 30, 2021, respectively, compared to the three and six months ended June 30, 2020, primarily due to the strong performance of our B2C product offerings as a result of robust customer acquisition and retention and the successful launches of our Sportsbook and iGaming product offerings in additional jurisdictions since the second quarter of 2020. In addition, year-over-year revenue growth in the second quarter of 2021 reflects the resumption of major sporting events when compared to the same period in 2020, which had multiple suspension and cancellations as a result of COVID-19 that resulted in a reduction in customers’ use of, and spending on, our Sportsbook and DFS product offerings in the second quarter of 2020.

Pro forma revenue increased by $222.6 million and $421.4 million in the three and six months ended June 30, 2021, compared to the three and six months ended June 30, 2020, mainly reflecting the strong performance of our B2C product offerings, as discussed above, and an increase in B2B revenues as our B2B business was also negatively impacted in 2020 by COVID-19.

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
We had cash on hand, excluding cash held on behalf of customers, of $2.6 billion as of June 30, 2021, compared to $1.8 billion as of December 31, 2020.
Due to fair value changes throughout the three and six months ended June 30, 2021, we recorded a gain on remeasurement of warrant liabilities of $17.0 million and a loss on remeasurement of warrant liabilities of $10.0 million, respectively, and a loss on remeasurement of warrant liabilities of $363.4 million for the three and six months ended June 30, 2020.
The following discussion of our results of operations for the three and six months ended June 30, 2021 includes the financial results of SBTech. Accordingly, our consolidated results of operations for the three and six months ended June 30, 2021 are not comparable to our consolidated results of operations for prior periods. Our B2C segment results, presented and discussed below, are comparable to DraftKings’ legacy operations and our reported consolidated results for prior periods.
To facilitate comparability between periods, we have included in this Report a supplemental discussion of our results of operations for the three and six months ended June 30, 2021 compared with our unaudited pro forma results of operations for the three and six months ended June 30, 2020. The pro forma results for the three and six months ended June 30, 2020 were prepared giving effect to the Business Combination as if it had been consummated on January 1, 2019, and are based on estimates and assumptions, which we believe are reasonable and consistent with Article 11 of Regulation S-X.
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

A “unique paid user” or “unique payer” is any person who had one or more paid engagements via our B2C technology during the period (i.e., a user that participates in a paid engagement with one of our B2C product offerings counts as a single unique paid user or unique payer for the period). We exclude users who have made a deposit but have not yet had a paid engagement. Unique payers or unique paid users include users who have participated in a paid engagement with promotional incentives, which are fungible with other funds deposited in their wallets on our technology; the number of these users included in MUPs has not been material to date and a substantial majority of such users are repeat users who have had paid engagements both prior to and after receiving incentives.
The charts below present our MUPs for the three and six months ended June 30, 2021 and 2020:

Average Monthly Unique Payers
(in thousands)
295
1,123
Q2 2020
Q2 2021

Average Monthly Unique Payers
(in thousands)
1,332
508
YTD Q2 2020
YTD Q2 2021

Average Revenue per MUP (“ARPMUP”). ARPMUP is the average B2C segment revenue per MUP, and this key metric represents our ability to drive usage and monetization of our B2C product offerings. The charts below present our ARPMUP for the three and six months ended June 30, 2021 and 2020:

Average Revenue per Monthly Unique Payer
(in whole dollars)
$63
$80
Q2 2020
Q2 2021

Average Revenue per Monthly Unique Payer
(in whole dollars)
$47
$69
YTD Q2 2020
YTD Q2 2021

We define and calculate ARPMUP as the average monthly B2C segment revenue for a reporting period, divided by MUPs (i.e., the average number of unique payers) for the same period.
Our period-on-period increase in MUPs for the three and six months ended June 30, 2021, compared to the same periods in 2020, reflects strong unique payer retention and acquisition across our DFS, Sportsbook and iGaming product offerings as well as the expansion of our Sportsbook and iGaming product offerings into new states. Year-over-year growth in MUPs in the three and six months ended June 30, 2021 was also positively impacted by the suspension and cancellation of major sporting events beginning in March of 2020 as a result of COVID-19. ARPMUP increased in the three and six months ended June 30, 2021, compared to the same periods in 2020, primarily due to a return to a more normal sports schedule, which resulted in stronger and more consistent customer engagement across our DFS and Sportsbook product offerings. The launch of our Sportsbook and iGaming product offerings in additional states also positively impacted our product mix. We also continued to drive engagement across our B2C product offerings as we cross sell our users into more products.

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
We define and calculate Adjusted EBITDA as net loss before the impact of interest income or expense, income tax expense or benefit, depreciation and amortization, and further adjusted for the following items: stock-based compensation, transaction-related costs, non-core litigation, settlement and related costs, non-recurring advocacy and other related legal expenses, remeasurement of warrant liabilities, and certain other non-recurring, non-cash or non-core items, as described in the reconciliation below. We define and calculate Pro Forma Adjusted EBITDA as pro forma net loss (giving effect to the Business Combination as if it were consummated on January 1, 2019) before the impact of interest income or expense, income tax expense or benefit and depreciation and amortization, and further adjusted for the same items as Adjusted EBITDA.
We include these non-GAAP financial measures because they are used by management to evaluate our core operating performance and trends and to make strategic decisions regarding the allocation of capital and new investments. Adjusted EBITDA excludes certain expenses that are required in accordance with U.S. GAAP because they are non-recurring items (for example, in the case of transaction-related costs and advocacy and other related legal expenses), non-cash expenditures (for example, in the case of depreciation, amortization, remeasurement of warrant liabilities and stock-based compensation), or are not related to our underlying business performance (for example, in the case of interest income and expense and litigation settlement and related costs). Pro Forma Adjusted EBITDA excludes the same categories of expenses and is prepared to give effect to the Business Combination as if it occurred on January 1, 2019.
Adjusted EBITDA
The table below presents our Adjusted EBITDA reconciled to our net loss, the closest U.S. GAAP measure, for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(amounts in thousands)	2021	2020	2021	2020
Net loss	$(305,526)	$(524,798)	$(651,870)	$(593,478)
Adjusted for:
Depreciation and amortization (1)	30,051	18,668	58,244	23,372
Interest (income) expense, net	(1,642)	588	(2,627)	2,939
Income tax provision (benefit)	2,404	323	(2,191)	332
Stock-based compensation (2)	171,739	54,486	323,582	59,328
Transaction-related costs (3)	7,890	25,255	10,913	30,907
Litigation, settlement, and related costs (4)	3,599	2,022	4,221	3,352
Advocacy and other related legal expenses (5)	11,035	—	11,035	—
(Gain) loss on remeasurement of warrant liabilities	(16,984)	363,361	9,996	363,361
Other non-recurring costs, special project costs and non-operating costs (6)	2,132	2,600	4,133	2,931
Adjusted EBITDA	$(95,302)	$(57,495)	$(234,564)	$(106,956)
Adjusted EBITDA by segment:
B2B	$(3,043)	$(3,522)	$(951)	$(3,522)
B2C	$(92,259)	$(53,973)	$(233,613)	$(103,434)

(1)The amounts include the amortization of acquired intangible assets of $20.6 million and $13.2 million for the three months ended June 30, 2021 and 2020, respectively, and $39.7 million and $13.2 million for the six months ended June 30, 2021 and 2020, respectively.
(2)The amounts for the three and six months ended June 30, 2021 primarily reflect stock-based compensation expenses resulting from the issuance of awards under long-term incentive plans. The amounts for the three and six months ended June 30, 2020, primarily reflect probability-based expenses on stock-based compensation awards resulting from the achievement of share price targets under long-term incentive plans and the issuance of our Class B shares (which have no economic or conversion rights) to our Chief Executive Officer.
(3)Includes capital markets advisory, consulting, accounting and legal expenses related to evaluation, negotiation and integration costs incurred in connection with pending or completed transactions and offerings. These costs include those relating to the Business Combination for the three and six months ended June 30, 2020.
(4)Includes primarily external legal costs related to litigation and litigation settlement costs deemed unrelated to our core business operations.
(5)Includes certain non-recurring costs relating to advocacy efforts and other legal expenses in jurisdictions where we do not operate certain products and are actively seeking licensure, or similar approval, for those products. For the current period, those costs primarily relate to Florida. The amount excludes other recurring costs relating to advocacy efforts and other legal expenses incurred in jurisdictions where related legislation has been passed and we currently operate.
(6)Includes primarily consulting, advisory and other costs relating to non-recurring items and special projects, including the implementation of internal controls over financial reporting, as well as our equity method share of the investee’s losses.

Pro Forma Adjusted EBITDA

The table below presents our Actual Non-GAAP Adjusted EBITDA reconciled to net loss for the six months ended June 30, 2021, compared to a similar reconciliation of our Non-GAAP Pro Forma Adjusted EBITDA to our pro forma net income for the same period in 2020:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
(amounts in thousands)	Actual	Pro Forma	Actual	Pro Forma
Net loss	$(305,526)	$(520,161)	$(651,870)	$(602,242)
Adjusted for:
Depreciation and amortization (1)	30,051	23,406	58,244	46,657
Interest (income) expense, net	(1,642)	601	(2,627)	3,399
Income tax provision (benefit)	2,404	3,008	(2,191)	920
Stock-based compensation (2)	171,739	65,346	323,582	70,204
Transaction-related costs (3)	7,890	—	10,913	—
Litigation, settlement, and related costs (4)	3,599	2,022	4,221	3,352
Advocacy and other related legal expenses (5)	11,035	—	11,035	—
(Gain) loss on remeasurement of warrant liabilities	(16,984)	363,361	9,996	363,361
Other non-recurring costs, special project costs and non-operating costs (6)	2,132	2,600	4,133	2,931
Pro forma Adjusted EBITDA	$(95,302)	$(59,817)	$(234,564)	$(111,418)

(1)The amounts include the amortization of acquired intangible assets of $20.6 million and $17.7 million for the three months ended June 30, 2021 and 2020, respectively, and $39.7 million and $35.4 million for the six months ended June 30, 2021 and 2020, respectively.
(2)The amounts for the three and six months ended June 30, 2021 primarily reflect stock-based compensation expenses resulting from the issuance of awards under long-term incentive plans. The amounts for the three and six months ended June 30, 2020, primarily reflect probability-based expenses on stock-based compensation awards resulting from the achievement of share price targets under long-term incentive plans and the issuance of our Class B shares (which have no economic or conversion rights) to our Chief Executive Officer, as well as expense due to the satisfaction of the performance condition, immediately prior to the consummation of the Business Combination, on stock-based compensation awards granted to SBTech employees in prior periods.
(3)Includes capital markets advisory, consulting, accounting and legal expenses related to evaluation, negotiation and integration costs incurred in connection with pending or completed transactions and offerings. The transaction costs related to the Business Combination described in footnote 1 to the preceding table have been eliminated in calculating our pro forma net income for the three and six months ended June 30, 2020 pursuant to the principles of Article 11 of Regulation S-X.
(4)Includes primarily external legal costs related to litigation and litigation settlement costs deemed unrelated to our core business operations.
(5)Includes certain non-recurring costs relating to advocacy efforts and other legal expenses in jurisdictions where we do not operate certain products and are actively seeking licensure, or similar approval, for those products. For the current period, those costs primarily relate to Florida. The amount excludes other recurring costs relating to advocacy efforts and other legal expenses incurred in jurisdictions where related legislation has been passed and we currently operate.
(6)Includes primarily consulting, advisory and other costs relating to non-recurring items and special projects, including the implementation of internal controls over financial reporting, as well as our equity method share of the investee’s losses.

Results of Operations
Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020
The following table sets forth a summary of our consolidated results of operations for the interim periods indicated, and the changes between periods.

	Three months ended June 30, 2021
(amounts in thousands, except percentages)	2021	2020	$ Change	% Change
Revenue	$297,605	$70,931	$226,674	319.6%
Cost of revenue	187,006	47,330	(139,676)	(295.1)%
Sales and marketing	170,712	46,188	(124,524)	(269.6)%
Product and technology	62,635	30,549	(32,086)	(105.0)%
General and administrative	198,806	107,308	(91,498)	(85.3)%
Loss from operations	(321,554)	(160,444)	(161,110)	(100.4)%
Interest income (expense), net	1,642	(588)	2,230	379.3%
Gain (loss) on remeasurement of warrant liabilities	16,984	(363,361)	380,345	104.7%
Loss before income tax (benefit) provision and loss from equity method investment	(302,928)	(524,393)	221,465	42.2%
Income tax provision	2,404	323	(2,081)	(644.3)%
Loss from equity method investment	194	82	(112)	(136.6)%
Net loss	$(305,526)	$(524,798)	$219,272	41.8%

Revenue. Revenue increased $226.7 million, or 319.6%, to $297.6 million in the three months ended June 30, 2021, from $70.9 million in the three months ended June 30, 2020. The increase was partially attributable to $12.5 million in incremental B2B segment revenue primarily related to a full period of SBTech’s results in the three months ended June 30, 2021 compared to a partial period of SBTech’s results in the three months ended June 30, 2020 (SBTech was acquired on April 23, 2020).

Excluding the impact of our B2B segment, revenue would have increased by $214.2 million in the three months ended June 30, 2021, reflecting strong customer acquisition and retention, successful launches of Sportsbook and iGaming in additional states since the second quarter of 2020, and a more favorable sports schedule compared to the three months ended June 30, 2020, which was more substantially impacted by COVID-19. MUPs for our B2C segment increased by 280.7%, while ARPMUP for our B2C segment increased by 26.2% compared to the three months ended June 30, 2020.

Cost of Revenue. Cost of revenue increased $139.7 million, or 295.1%, to $187.0 million in the three months ended June 30, 2021, from $47.3 million in the three months ended June 30, 2020. Of this increase, $14.9 million was attributable to the B2B segment, including an increase of $7.4 million in amortization of acquired intangibles.
Excluding the impact of our B2B segment, the cost of revenue increase would have been $124.8 million in the three months ended June 30, 2021. This increase is largely due to variable costs related to the growth of our B2C segment in existing jurisdictions as well as expansion into new jurisdictions. These variable costs primarily include an increase in product taxes and revenue share agreements with the expansion into new states, as well as the variable impact of continued growth in existing states. In addition, we have certain technology and merchant processing partners with variable costs that increased due to additional customer engagement. B2C segment cost of revenue as a percentage of B2C revenue increased by 6.0 percentage points to 56.7% in the three months ended June 30, 2021 from 50.7% in the three months ended June 30, 2020, reflecting our changed revenue mix from our more mature DFS product to our iGaming and Sportsbook product offerings as well as higher promotional investment in new geographies. In general, our iGaming and Sportsbook product offerings produce revenue at a higher cost per revenue dollar relative to our more mature DFS offering.

Sales and Marketing. Sales and marketing expense increased $124.5 million, or 269.6%, to $170.7 million in the three months ended June 30, 2021, from $46.2 million in the three months ended June 30, 2020, of which $1.6 million was attributable to our B2B segment. Excluding the impact of our B2B segment, the increase was $122.9 million and was primarily due to higher advertising and marketing spending to increase awareness of and user acquisition for our Sportsbook and iGaming offerings, particularly in newly launched states, and an increase in stock-based compensation expense from the issuance of awards under our long-term incentive plans.

Product and Technology. Product and technology expense increased $32.1 million, or 105.0%, to $62.6 million in the three months ended June 30, 2021 from $30.5 million in the three months ended June 30, 2020, of which $11.9 million was attributable to our B2B segment. Excluding the impact of our B2B segment, the increase would have been $20.2 million and primarily reflects an increase in stock-based compensation expense, as well as additions to our product operations and engineering headcount in our B2C segment.

General and Administrative. General and administrative expense increased $91.5 million, or 85.3%, to $198.8 million in the three months ended June 30, 2021 from $107.3 million in the three months ended June 30, 2020. Of this increase, $4.2 million was attributable to our B2B segment. Excluding the impact of our B2B segment, the increase would have been $87.3 million, primarily due to an increase in stock-based compensation expense from the issuance of awards granted under our long-term incentive plans as well as an increase in personnel costs reflecting headcount growth to support our operations as a public company.

Interest Income (Expense). Interest income was $1.6 million in the three months ended June 30, 2021 compared to interest expense of $0.6 million in the three months ended June 30, 2020.
Gain (Loss) on Remeasurement of Warrant Liabilities. We recorded a gain on remeasurement of warrant liabilities of $17.0 million in the three months ended June 30, 2021, compared to a loss of $363.4 million in the three months ended June 30, 2020.
Net Loss. Net loss decreased by $219.3 million to $305.5 million in the three months ended June 30, 2021 from $524.8 million in the three months ended June 30, 2020, for the reasons discussed above.
Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020
The following table sets forth a summary of our consolidated results of operations for the interim periods indicated, and the changes between periods.

	Six months ended June 30, 2021
(amounts in thousands, except percentages)	2021	2020	$ Change	% Change
Revenue	$609,881	$159,473	$450,408	282.4%
Cost of revenue	370,231	90,746	(279,485)	(308.0)%
Sales and marketing	399,398	99,894	(299,504)	(299.8)%
Product and technology	118,794	48,590	(70,204)	(144.5)%
General and administrative	367,803	146,804	(220,999)	(150.5)%
Loss from operations	(646,345)	(226,561)	(419,784)	(185.3)%
Interest income (expense), net	2,627	(2,939)	5,566	189.4%
Loss on remeasurement of warrant liabilities	(9,996)	(363,361)	353,365	97.2%
Loss before income tax (benefit) provision and loss from equity method investment	(653,714)	(592,861)	(60,853)	(10.3)%
Income tax (benefit) provision	(2,191)	332	2,523	759.9%
Loss from equity method investment	347	285	(62)	(21.8)%
Net loss	$(651,870)	$(593,478)	$(58,392)	(9.8)%

Revenue. Revenue increased $450.4 million, or 282.4%, to $609.9 million in the six months ended June 30, 2021, from $159.5 million in the six months ended June 30, 2020. The increase was partially attributable to $43.9 million in incremental B2B segment revenue primarily related to a full period of SBTech’s results in the six months ended June 30, 2021 compared to a partial period of SBTech’s results in the six months ended June 30, 2020 (SBTech was acquired on April 23, 2020).

Excluding the impact of our B2B segment, revenue would have increased by $406.5 million in the six months ended June 30, 2021, reflecting strong customer acquisition and retention, the successful launches of our Sportsbook and iGaming product offerings in additional states since the second quarter of 2020, and a more favorable sports schedule compared to the six months ended June 30, 2020, which was more substantially impacted by COVID-19. Period-on-period, MUPs for our B2C segment increased by 162.2%, while ARPMUP for our B2C segment increased by 44.9%.

Cost of Revenue. Cost of revenue increased $279.5 million, or 308.0%, to $370.2 million in the six months ended June 30, 2021, from $90.7 million in the six months ended June 30, 2020. Of this increase, $46.6 million was attributable to our B2B segment, including an increase of $26.5 million in amortization of acquired intangibles.
Excluding the impact of our B2B segment, the cost of revenue increase would have been $232.9 million in the six months ended June 30, 2021. This increase is largely due to variable costs related to the growth of our B2C segment in existing jurisdictions as well as expansion into new jurisdictions. These variable costs primarily include an increase in product taxes and revenue share agreements with the expansion into new states, as well as the variable impact of continued growth in existing states. In addition, we have certain technology and merchant processing partners with variable costs that increased due to additional customer engagement. B2C segment cost of revenue as a percentage of B2C revenue increased by 5.6 percentage points to 55.3% in the six months ended June 30, 2021 from 49.7% in the six months ended June 30, 2020, reflecting our changed revenue mix from our more mature DFS product to our iGaming and Sportsbook product offerings as well as higher promotional investment in new geographies. In general, our iGaming and Sportsbook product offerings produce revenue at a higher cost per revenue dollar relative to our more mature DFS offering.

Sales and Marketing. Sales and marketing expense increased $299.5 million, or 299.8%, to $399.4 million in the six months ended June 30, 2021, from $99.9 million in the six months ended June 30, 2020, of which $4.1 million was attributable to the B2B segment. Excluding the impact of our B2B segment, the increase was $295.4 million and was primarily due to higher advertising and marketing spending to increase awareness and user acquisition for our Sportsbook and iGaming offerings, particularly in newly launched states, and an increase in stock-based compensation expense from the issuance of awards under our long-term incentive plans.

Product and Technology. Product and technology expense increased $70.2 million, or 144.5%, to $118.8 million in the six months ended June 30, 2021 from $48.6 million in the six months ended June 30, 2020, of which $32.2 million was attributable to the B2B segment. Excluding the impact of our B2B segment, the increase would have been $38.0 million and primarily reflects an increase in stock-based compensation expense as well as additions to our product operations and engineering headcount in our B2C segment.

General and Administrative. General and administrative expense increased $221.0 million, or 150.5%, to $367.8 million in the six months ended June 30, 2021 from $146.8 million in the six months ended June 30, 2020. Of this increase, $11.8 million was attributable to the B2B segment. Excluding the impact of our B2B segment, the increase would have been $209.2 million, primarily due to an increase in stock-based compensation expense as well as an increase in personnel costs, reflecting headcount growth to support our operations as a public company.

Interest Income (Expense). Interest income was $2.6 million in the six months ended June 30, 2021 compared to interest expense of $2.9 million in the six months ended June 30, 2020.
Loss on Remeasurement of Warrant Liabilities. We recorded a loss on remeasurement of warrant liabilities of $10.0 million in the six months ended June 30, 2021, compared to a loss of $363.4 million in the six months ended June 30, 2020.
Net Loss. Net loss increased by $58.4 million to $651.9 million in the six months ended June 30, 2021 from $593.5 million in the six months ended June 30, 2020, for the reasons discussed above.
Results of Operations for the Three Months Ended June 30, 2021 Compared to the Supplemental Unaudited Pro Forma Results of Operations for the Three Months Ended June 30, 2020
Set forth below are our results of operations for the three months ended June 30, 2021, compared with the pro forma results of operations for the three months ended June 30, 2020. These pro forma results assume that the acquisition of SBTech, which is the primary component of our B2B segment, occurred on January 1, 2019 and are based on estimates and assumptions which we believe are reasonable. They are not the results that would have been realized had the acquisition of SBTech actually occurred on January 1, 2019 and are not indicative of our consolidated results of operations for future periods.

	Three months ended June 30, 2021
	2021	2020	$ Change	% Change
(amounts in thousands, except percentages)	Actual	Pro Forma
Revenue	$297,605	$74,998	$222,607	296.8%
Cost of revenue	187,006	53,172	(133,834)	(251.7)%
Sales and marketing	170,712	46,967	(123,745)	(263.5)%
Product and technology	62,635	36,483	(26,152)	(71.7)%
General and administrative	198,806	91,484	(107,322)	(117.3)%
Loss from operations	(321,554)	(153,108)	(168,446)	(110.0)%
Interest income (expense), net	1,642	(601)	2,243	373.2%
Gain (loss) on remeasurement of warrant liabilities	16,984	(363,361)	380,345	104.7%
Loss before income tax benefit and loss from equity method investment	(302,928)	(517,070)	214,142	41.4%
Income tax provision	2,404	3,008	604	(20.1)%
Loss from equity method investment	194	83	(111)	(133.7)%
Net loss	$(305,526)	$(520,161)	$214,635	41.3%
Revenue. Revenue increased $222.6 million, or 296.8%, to $297.6 million in the three months ended June 30, 2021 from pro forma revenue of $75.0 million in the three months ended June 30, 2020. Of this increase, $214.2 million was attributable to the performance of our B2C segment, as discussed above.
Cost of Revenue. Cost of revenue increased $133.8 million, or 251.7%, to $187.0 million in the three months ended June 30, 2021 from pro forma cost of revenue of $53.2 million in the three months ended June 30, 2020. Of this increase, $124.8 million was attributable to the performance of our B2C segment, as discussed above. The remaining increase was attributable to the performance of our B2B segment which experienced improved results in the three months ended June 30, 2021 compared to the three months ended June 30, 2020, which were negatively impacted by COVID-19.

Sales and Marketing. Sales and marketing expense increased $123.7 million, or 263.5%, to $170.7 million in the three months ended June 30, 2021, from pro forma sales and marketing expense of $47.0 million in the three months ended June 30, 2020. Substantially all of the increase was attributable to the performance of our B2C segment, as discussed above. Our B2B segment sales and marketing costs remained relatively steady between periods, with the increase primarily reflecting modest growth in headcount.

Product and Technology. Product and technology expense increased by $26.2 million, or 71.7%, to $62.6 million in the three months ended June 30, 2021, from pro forma product and technology expense of $36.5 million in the three months ended June 30, 2020. Of this increase, $20.2 million was attributable to the performance of our B2C segment, as discussed above. The remaining increase was attributable to the pro forma performance of the B2B segment, driven mainly by an increase in stock-based compensation awards and increased headcount.

General and Administrative. General and administrative expense increased $107.3 million, or 117.3%, to $198.8 million in the three months ended June 30, 2021, from pro forma general and administrative expense of $91.5 million in the three months ended June 30, 2020. Of this increase, $87.3 million was attributable to the performance of our B2C segment, as discussed above. B2B segment pro forma general and administrative expense primarily increased due to higher stock-based compensation awards and headcount growth.

Interest Income (Expense). Interest income was $1.6 million in the three months ended June 30, 2021, compared to pro forma interest expense of $0.6 million in the three months ended June 30, 2020.
Gain (Loss) on Remeasurement of Warrant Liabilities. We recorded a gain on remeasurement of warrant liabilities of $17.0 million in the three months ended June 30, 2021, compared to a loss of $363.4 million in the three months ended June 30, 2020.
Net Loss. Net loss decreased by $214.6 million to $305.5 million in the three months ended June 30, 2021, from pro forma net loss of $520.2 million in the three months ended June 30, 2020, for the reasons discussed above.
Results of Operations for the Six Months Ended June 30, 2021 Compared to the Supplemental Unaudited Pro Forma Results of Operations for the Six Months Ended June 30, 2020

Set forth below are our results of operations for the six months ended June 30, 2021, compared with the pro forma results of operations for the six months ended June 30, 2020. These pro forma results assume that the acquisition of SBTech, which is the primary component of our B2B segment, occurred on January 1, 2019 and are based on estimates and assumptions which we believe are reasonable. They are not the results that would have been realized had the acquisition of SBTech actually occurred on January 1, 2019 and are not indicative of our consolidated results of operations for future periods.

	Six months ended June 30, 2021
	2021	2020	$ Change	% Change
(amounts in thousands, except percentages)	Actual	Pro Forma
Revenue	$609,881	$188,443	$421,438	223.6%
Cost of revenue	370,231	121,630	(248,601)	(204.4)%
Sales and marketing	399,398	104,240	(295,158)	(283.2)%
Product and technology	118,794	66,225	(52,569)	(79.4)%
General and administrative	367,803	130,624	(237,179)	(181.6)%
Loss from operations	(646,345)	(234,276)	(412,069)	(175.9)%
Interest income (expense), net	2,627	(3,399)	6,026	177.3%
Loss on remeasurement of warrant liabilities	(9,996)	(363,361)	353,365	97.2%
Loss before income tax benefit and loss from equity method investment	(653,714)	(601,036)	(52,678)	(8.8)%
Income tax (benefit) expense	(2,191)	920	3,111	338.2%
Loss from equity method investment	347	286	(61)	(21.3)%
Net loss	$(651,870)	$(602,242)	$(49,628)	(8.2)%
Revenue. Revenue increased $421.4 million, or 223.6%, to $609.9 million in the six months ended June 30, 2021 from pro forma revenue of $188.4 million in the six months ended June 30, 2020. Of this increase, $406.5 million was attributable to the performance of our B2C segment, as discussed above.
Cost of Revenue. Cost of revenue increased $248.6 million, or 204.4%, to $370.2 million in the six months ended June 30, 2021 from pro forma cost of revenue of $121.6 million in the six months ended June 30, 2020. Of this increase, $232.9 million was attributable to the performance of our B2C segment, as discussed above.
Sales and Marketing. Sales and marketing expense increased $295.2 million, or 283.2%, to $399.4 million in the six months ended June 30, 2021, from pro forma sales and marketing expense of $104.2 million in the six months ended June 30, 2020. Substantially all of the increase was attributable to the performance of our B2C segment, as discussed above. Our B2B segment sales and marketing costs remained relatively steady between periods, with the increase primarily reflecting modest growth in headcount.

Product and Technology. Product and technology expense increased by $52.6 million, or 79.4%, to $118.8 million in the six months ended June 30, 2021, from pro forma product and technology expense of $66.2 million in the six months ended June 30, 2020. Of this increase, $38.0 million was attributable to the performance of our B2C segment, as discussed above. The remaining increase was attributable to the pro forma performance of the B2B segment, driven mainly by an increase in stock-based compensation awards and increased headcount.

General and Administrative. General and administrative expense increased $237.2 million, or 181.6%, to $367.8 million in the six months ended June 30, 2021, from pro forma general and administrative expense of $130.6 million in the six months ended June 30, 2020. Of this increase, $209.2 million was attributable to the performance of our B2C segment, as discussed above. B2B segment pro forma general and administrative expense primarily increased due to an increase in stock-based compensation awards and increased headcount.

Interest Income (Expense). Interest income was $2.6 million in the six months ended June 30, 2021, compared to pro forma interest expense of $3.4 million in the six months ended June 30, 2020.
Loss on Remeasurement of Warrant Liabilities. We recorded a loss on remeasurement of warrant liabilities of $10.0 million in the six months ended June 30, 2021, compared to a loss of $363.4 million in the six months ended June 30, 2020.
Net Loss. Net loss increased by $49.6 million to $651.9 million in the six months ended June 30, 2021, from pro forma net loss of $602.2 million in the six months ended June 30, 2020, for the reasons discussed above.

Liquidity and Capital Resources
We had $2.6 billion in cash and cash equivalents as of June 30, 2021 (excluding player cash, which we segregate from our operating cash balances on behalf of our paid users for all jurisdictions and products). We believe our cash on hand is sufficient to meet our current working capital and capital expenditure requirements for a period of at least twelve months from the date of this filing, irrespective of the continuing impact of COVID-19.
Debt
In March 2021, we issued zero-coupon convertible senior notes in an aggregate principal amount of $1,265.0 million. The Convertible Notes mature on March 15, 2028, subject to earlier conversion, redemption or repurchase. In connection with the pricing of the Convertible Notes and the exercise of the option to purchase additional Convertible Notes, we entered into privately negotiated capped call transactions (“Capped Call Transactions”). The Capped Call Transactions are expected generally to reduce potential dilution to our Class A common stock upon any conversion of the Convertible Notes. The net cost of $124.0 million incurred to enter into the Capped Call Transactions was recorded as a reduction to additional paid-in capital on the Company’s consolidated balance sheet.
We also have a revolving credit facility with Pacific Western Bank with a current limit of $60.0 million. The facility is scheduled to mature on March 1, 2022. As of June 30, 2021, $4.2 million of the amount available under the facility was applied to the issuance of letters of credit in connection with our office leases. $55.8 million was available for borrowing under the revolving credit facility as of the date of this Report.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six months ended June 30,
(amounts in thousands)	2021	2020
Net cash used in operating activities	$(176,375)	$(146,976)
Net cash used in investing activities	(100,579)	(198,652)
Net cash provided by financing activities	1,131,911	1,501,100
Effect of foreign exchange rates on cash and cash equivalents	824	256
Net increase in cash and cash equivalents	855,781	1,155,728
Cash and cash equivalents at beginning of period	2,104,976	220,533
Cash and cash equivalents at end of period	$2,960,757	$1,376,261
Operating Activities. Our cash used in operating activities includes the impact of changes in user cash receivables and liabilities to users. We treat this cash as the property of our users and segregate it from our operating cash balances. When we receive a user deposit, we record it as cash reserved for users on our balance sheet. In certain cases, a payment processor may delay the remittance of deposits to us for risk management or other reasons, in which case we grant our users access to those funds and record the deposits as a receivable reserved for users.
Net cash used in operating activities in the six months ended June 30, 2021 was $176.4 million, compared to $147.0 million in the six months ended June 30, 2020, mainly reflecting our $58.4 million higher net loss, for the reasons discussed above, net of non-cash cost items. Non-cash cost items decreased $65.9 million period-over-period, driven primarily by a decrease in loss on remeasurement and partially offset by an increase in stock-based compensation expense and depreciation and amortization. The increase of these cash outflows were partially offset by improvements in operating working capital of $94.9 million due to an increase in cash provided by our accounts payable and accrued expenses.
Investing Activities. Net cash used in investing activities during the six months ended June 30, 2021 decreased by $98.1 million to $100.6 million from $198.7 million during the same period in 2020, mainly reflecting the cash portion of consideration paid to SBTech shareholders in connection with the Business Combination during the second quarter of 2020.
Financing Activities. Net cash provided by financing activities during the six months ended June 30, 2021 decreased by $369.2 million to $1,131.9 million from $1,501.1 million during the same period in 2020. Although we completed a convertible debt offering during the six months ended June 30, 2021, there were additional activities that occurred during the six months ended June 30, 2020 that caused cash provided by financing activities to decrease when comparing these periods. Such activities that occurred during the six months ended June 30, 2020 include the recapitalization of DEAC shares and net proceeds of $190.7 million that primarily related to the exercise of our public warrants, which became exercisable following the Business Combination, and net proceeds of received in connection with the a secondary public offering.
Commitments and Contingencies
Refer to Note 12 of our unaudited condensed consolidated financial statements included elsewhere in this Report for a summary of our commitments as of June 30, 2021.
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
During the three months ended June 30, 2021, there were no changes to the critical accounting policies discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on February 26, 2021 and as amended on Form 10-K/A on May 3, 2021 (the “2020 Annual Report”). For a complete discussion of our critical accounting policies, refer to the 2020 Annual Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes in our exposure to market risk during the three months ended June 30, 2021. Refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our 2020 Annual Report.
Item 4. Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
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
On November 16, 2016, the DFS defendants filed a motion to compel arbitration against all named plaintiffs except one plaintiff asserting claims against the DFS defendants as a concerned citizen of the State of Florida (the “Concerned Citizen Claims”). On November 27, 2019, the Court granted the DFS defendants’ motion to compel arbitration with respect to all named plaintiffs other than a small set of plaintiffs who are family members of individuals who have DraftKings or FanDuel accounts and who assert claims under various state laws regarding gambling (the “Family Member Plaintiffs”). On March 9, 2020, the DFS defendants moved to dismiss the Family Member Plaintiffs’ claims and the Concerned Citizen Claims. On April 7, 2020, an opposition to the motion to dismiss the Concerned Citizen Claim was filed. On April 20, 2020, the Family Member Plaintiffs filed their opposition to the DFS defendants’ motion to dismiss, and on April 29, 2020, the Family Member Plaintiffs filed a motion for leave to amend the First Amended Master Class Action Complaint. On May 11, 2020, the DFS defendants filed their reply in support of their motion to dismiss the Family Member Plaintiffs’ claims and the Concerned Citizen Claim, and on May 13, 2020, the DFS defendants filed their opposition to the Family Member Plaintiffs’ motion for leave to amend the First Amended Master Class Action Complaint. On March 5, 2020, one named plaintiff with respect to whom the motion to compel was granted filed a renewed motion to remand his case to state court. On May 29, 2020, we filed an opposition to that motion. On March 3, 2021, DraftKings and the plaintiffs (other than the Family Member Plaintiffs) filed in Court a joint motion for preliminary approval of a proposed settlement, which the Court approved on June 15, 2021. The proposed settlement is subject to final approval by the Court.

We intend to vigorously defend this case. If the plaintiffs were to obtain a judgment in their favor in this lawsuit, we may be subject to substantial damages and we may have to withdraw our DFS operations in certain states. We have established an accrual for this matter. We cannot predict with any degree of certainty the outcome of this suit.

Despite the potential for significant damages, we do not believe, based on currently available information, that the outcome of this proceeding will have a material adverse effect on our financial condition, although the outcome could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.
1,000 Mass Arbitration Demands Filed by One Law Firm
On October 21, 2019, a law firm filed 1,000 “mass arbitrations” against us with the American Arbitration Association (“AAA”) on behalf of purported DraftKings users that assert claims similar to those in the multi-district litigation described above. The 1,000 arbitration demands are virtually identical. The law firm that filed the arbitrations has expressed an intention to file a total of more than 20,000 such “mass arbitrations” against us. If these “mass arbitrations” were to proceed, they could result in significant costs to us, which could include a minimum range of$3,200 to $4,700 in fees per arbitration. Consequently, the legal costs incurred by us in connection with defending such arbitrations and any adverse judgments issued in any arbitration, could result in a significant cost to us.
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
On November 6, 2020, the same law firm filed a complaint against DraftKings in Massachusetts Superior Court (Suffolk County), entitled Aaron Abramson, et al. v. DraftKings. In Abramson, the same law firm is seeking, among other things, to compel arbitration against DraftKings on behalf of nine-hundred and ninety-nine (999) individuals. On January 4, 2021, DraftKings and plaintiffs filed a Joint Motion to Transfer Action to Business Litigation Section, which the court allowed and sent notice dated March 1, 2021, to the parties. On March 2, 2021, the same law firm filed with the court (1) Plaintiffs’ Motion to Compel Individual Arbitration and Stay Litigation, DraftKings’ opposition to this motion and Plaintiffs’ reply; and (2) Counter-Defendants’ Answer and Affirmative Defenses to Counter-Claimant DraftKings Inc.’s Counterclaim for Declaratory Relief (the Counterclaim was filed by DraftKings on January 5, 2021). On March 19, 2021, DraftKings filed its Motion to Dismiss the Complaint for Lack of Subject Matter Jurisdiction and Failure to State a Claim, Plaintiffs’ opposition and DraftKings’ reply.

We intend to vigorously defend all claims. If the claimants successfully compel arbitration and then obtain arbitral awards in their favor, we could be subject to substantial damages and we could be restricted from offering DFS contests in certain states. We have established an accrual for this matter. We cannot predict with any degree of certainty the outcome of the suit or the potential arbitrations (if such arbitrations are compelled).

Despite the potential for significant damages, we do not believe, based on currently available information, that the outcome of this proceeding will have a material adverse effect on our financial condition, although the outcome could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.

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

On May 24, 2018, the Texas Attorney General answered the complaint filed in Travis County, Texas.
FanDuel filed a petition in intervention on August 24, 2018, seeking essentially the same relief as DraftKings seeks. The Court entered an updated scheduling order setting the case for a non-jury trial on April 20, 2021. The parties subsequently filed an agreed motion to extend the scheduling order seeking, among other things, to change the non-jury trial date to May 27, 2022.
We intend to vigorously pursue our claims. In the event a court ultimately determines that daily fantasy sports contests violate Texas law, that determination could cause financial harm to us and loss of business in Texas.
We cannot predict with any degree of certainty the outcome of these matters or determine the extent of any potential liabilities.
We do not believe, based on currently available information, that the outcome of this proceeding will have a material adverse effect on our financial condition, although the outcome could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.
Interactive Games LLC
On June 14, 2019, Interactive Games LLC (“IG”) filed suit against us in the U.S. District Court for the District of Delaware. In the Complaint, IG alleges that our daily fantasy sports product offering ("DFS") infringes two patents: U.S. Patent No. 8,956,231 (the “231 Patent”), which is entitled “Multi-process communication regarding gaming information” and U.S. Patent No. 8,974,302 (the “302 Patent”), which is entitled “Multi-process communication regarding gaming information.” That same Complaint alleges that our Sportsbook product offering infringes two additional patents: U.S. Patent No. 8,616,967 (the “967 Patent”), which is entitled “System and method for convenience gaming” and U.S. Patent No. 9,430,901 (the “901 Patent”), which is entitled “System and method for wireless gaming with location determination.” All four of these patents are collectively referred to as the “IG Patents.”
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
We cannot predict with any degree of certainty the outcome of these matters or determine the extent of any potential liabilities. We also cannot provide an estimate of the possible loss or range of loss. Any adverse outcome in these matters could expose the Company to substantial damages or penalties that may have a material adverse impact on the Company’s operations and cash flows.
Despite the potential for significant damages, we do not believe, based on currently available information, that the outcome of this proceeding will have a material adverse effect on our financial condition, although the outcome could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.
Winview Inc.

On July 7, 2021, Winview Inc., a Delaware Corporation (“Winview”) filed suit against DraftKings Inc., a Nevada Corporation in the U.S. District Court for the District of New Jersey. In the complaint, Winview alleges that DraftKings infringes two patents: U.S. Patent No. 9,878,243 (“the ’243 Patent”), entitled “Methodology for Equalizing Systemic Latencies in Television Reception in Connection with Games of Skill Played in Connection with Live Television Programming” and U.S. Patent No. 10,721,543 (“the ’543 Patent”), entitled “Method of and System for Managing Client Resources and Assets for Activities on Computing Devices”. The allegations based on the ’243 patent are directed to Sportsbook, and the allegations based on the ‘543 patent are directed to both Sportsbook and DFS. DraftKings has not been served with the complaint.

On July 28, 2021, Winview filed an amended complaint, in which it alleges that DraftKings infringes two additional patents: U.S. Patent No. 9,993,730 (“the ’730 Patent”), entitled "Methodology for Equalizing Systemic Latencies in Television Reception in Connection with Games of Skill Played in Connection with Live Television Programming”, and U.S. Patent No. 10,806,988 (“the ’988 Patent”), entitled “Method Of and System For Conducting Multiple Contests of Skill with a Single Performance”. The allegations based on the ‘730 Patent are directed at Sportsbook, and the allegations based on the ‘988 patent are directed at DFS.

We intend to vigorously defend this case. In the event that a court ultimately determines that we are infringing the asserted patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to modify certain features that we currently offer.
We cannot predict with any degree of certainty the outcome of these matters or determine the extent of any potential liabilities. We also cannot provide an estimate of the possible loss or range of loss. Any adverse outcome in these matters could expose the Company to substantial damages or penalties that may have a material adverse impact on the Company’s operations and cash flows.
Despite the potential for significant damages, we do not believe, based on currently available information, that the outcome of this proceeding will have a material adverse effect on our financial condition, although the outcome could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.
Securities Matters

On July 2, 2021, the first of two substantially similar federal securities law putative class actions was filed in the U.S. District Court for the Southern District of New York against the Company and certain of its officers. The actions allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on a behalf of a putative class of persons who purchased or otherwise acquired DraftKings stock between December 23, 2019 and June 15, 2021. The allegations relate to, among other things, allegedly false and misleading statements and/or failures to disclose information about the Company’s business and prospects, based primarily upon the allegations concerning SBTech that were contained in a report published about DraftKings on June 15, 2021 by Hindenburg Research (the “Hindenburg Report”). We intend to vigorously defend against these claims.

On July 9, 2021, the Company received a subpoena from the Securities and Exchange Commission (the “SEC”) seeking documents concerning certain of the allegations raised in the Hindenburg Report. We intend to comply with the related requests and are cooperating with the SEC’s ongoing inquiry.

We cannot predict with any degree of certainty the outcome of these matters or determine the extent of any potential liabilities. We also cannot provide an estimate of the possible loss or range of loss. Any adverse outcome in these matters could expose the Company to substantial damages or penalties that may have a material adverse impact on the Company’s operations and cash flows.

Despite the potential for significant damages, we do not believe, based on currently available information, that the outcome of this proceeding will have a material adverse effect on our financial condition, although the outcome could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.

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
Item 1A. Risk Factors.
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our 2020 Annual Report or in our Form 10-Q for the quarter ended March 31, 2021 filed with the SEC on May 7, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Merger Consideration in Connection with the Acquisition of Blue Ribbon
In connection with the consummation of the transactions contemplated by the Share Purchase Agreement, dated as of March 11, 2021, by and among Gaming Tech Ltd., a subsidiary of DraftKings, Blue Ribbon Software Ltd., a company duly and validly organized under the laws of Israel (“Blue Ribbon”), certain shareholders of Blue Ribbon (the “Blue Ribbon Shareholders”), on April 1, 2021, DraftKings issued 55,710 shares of Class A common stock to the Blue Ribbon Shareholders (the “Blue Ribbon Consideration Shares”). The Blue Ribbon Consideration Shares were issued as part of the consideration for DraftKings’ acquisition of all of the issued and outstanding common shares of Blue Ribbon. The Blue Ribbon Consideration Shares were issued pursuant to and in accordance with the exemption from registration under the Securities Act, under Section 4(a)(2) and/or Regulation D promulgated under the Securities Act.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Employment Agreements

On August 5, 2021, the Company entered into an amended and restated executive employment agreement with Jason Park, the Company’s Chief Financial Officer (the “Park Amended Employment Agreement”), and an amended executive employment agreement with R. Stanton Dodge, the Company’s Chief Legal Officer and Secretary (the “Dodge Amended Employment Agreement” and, together with the Park Amended Employment Agreement, the “Amended Employment Agreements”). The Amended Employment Agreements generally conform with the executive employment agreements previously entered into with certain of the Company’s executive officers in April 2020.
The Park Amended Employment Agreement provides that Mr. Park’s base salary will continue at the level of $425,000, subject to annual review and increase from time to time, and that he will be eligible for an annual target bonus of 100% of his annual base salary. The Dodge Amended Employment Agreement provides that Mr. Dodge’s base salary will continue at the level of $500,000, subject to annual review and increase from time to time, and that he will be eligible for an annual target bonus of 80% of his annual base salary.
Under the Amended Employment Agreements, each of Messrs. Park and Dodge is entitled to an annual equity incentive award, which will be granted within the first three months of each fiscal year, with a minimum annual target value of $2,500,000 for Mr. Park and $2,400,000 for Mr. Dodge. Half of the equity incentive award granted each year will consist of time-based restricted stock units, with vesting not less favorable than quarterly vesting over four years, and half will consist of performance-based restricted stock units, with a minimum vesting period of two years and a maximum opportunity equal to at least 300% of target. Upon a termination of employment without “cause” or for “good reason” (as those terms are defined in the Amended Employment Agreements) within 18 months after, or three months before, a “change in control” (as defined in the Amended Employment Agreements), each of Messrs. Park and Dodge will receive cash severance equal to one and a half times the sum of his salary and target bonus, payable 60 days after termination, and continued benefits for 18 months. Additionally, any unvested equity awards will vest, with performance-based awards vesting at the target level.
Under the Amended Employment Agreements, upon a termination of employment without cause or for good reason that is not within 18 months after, and not three months before, a change in control, each of Messrs. Park and Dodge will receive cash severance equal to one times his salary, payable 60 days after termination, a pro rata bonus for the year of termination based on actual performance and continued benefits for 12 months. Additionally, any unvested equity awards will vest pro rata, based on actual performance for performance-based awards. Upon termination due to death or disability, any unvested equity awards will vest, based on actual performance for performance-based awards, and options will be exercisable for 12 months. Severance and termination benefits payable pursuant to the Amended Employment Agreements generally are subject to an execution of a release of claims and compliance with post-closing covenants including non-competition and non-solicitation covenants that continue for 12 months following a termination of employment other than, in the case of the noncompetition covenant, a termination without cause or layoff as set forth in the Massachusetts Noncompetition Agreement Act.

Item 6. Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Index

Exhibit No.	Description
10.1*	Executive Employment Agreement, dated August 5, 2021, between DraftKings Inc. and R. Stanton Dodge.
10.2*	Executive Employment Agreement, dated August 5, 2021, between DraftKings Inc. and Jason Park.
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104.1	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).

*Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRAFTKINGS INC.
Date: August 6, 2021
	By:	/s/ Jason K. Park
Name: Jason K. Park
Title: Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Erik Bradbury
Name: Erik Bradbury
Title: Chief Accounting Officer
(Principal Accounting Officer)