Form 10-K/A
period 2020-12-31
DraftKings Inc.
filed 2021-11-05
CIK 1772757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

Explanatory Note

This Amendment No. 2 (“Amendment No. 2”) amends the Annual Report on Form 10-K of DraftKings Inc. (the “Company,” “we,” “us” or “our”) for the year ended December 31, 2020 (the “Original Filing”), filed on February 26, 2021 with the Securities and Exchange Commission (the “SEC”) and subsequently amended by Amendment No. 1, filed with the SEC on May 3, 2021 (“Amendment No. 1”). This Amendment No. 2 is being filed solely to (i) restate Part II, Item 9A. Controls and Procedures to reflect the conclusion of the Company’s Principal Executive Officer and Principal Financial Officer that the Company’s disclosure controls and procedures were not effective as of December 31, 2020 and (ii) file new certifications of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended, as exhibits under Part IV, Item 15.

Notwithstanding this Amendment No. 2, management has concluded that the Company’s audited consolidated financial statements included in Amendment No. 1 present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the periods presented, in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”).

Except as discussed above, the Company has not modified or updated disclosures presented in Amendment No. 1. Accordingly, this Amendment No. 2 does not reflect events occurring after the Original Filing or Amendment No. 1, nor does it modify or update those disclosures affected by subsequent events or discoveries. It also does not affect information contained in the Original Filing which was not impacted by the restatement of the Company’s consolidated financial statements and related disclosures in Amendment No. 1. Events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in the Company's reports filed subsequent to the Original Filing. Capitalized terms used but not defined herein have the meanings set forth in Amendment No. 1.

This Amendment No. 2 should be read in conjunction with the Company's filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

PART II

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Prior to the Original Filing and Amendment No. 1, as required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020 and deemed them to be effective.

Amendment No. 1 was filed to include the Company’s restated consolidated financial statements and related disclosures as of and for the year ended December 31, 2020 following the release by the Staff of the SEC of a statement on April 12, 2021, (the “SEC Statement”) expressing the view that warrants issued by special purpose acquisition companies such as those that were initially issued by Diamond Eagle Acquisition Corp. (“DEAC”) prior to merging with the Company (“Assumed Warrants”) may require classification as a liability of the entity measured at fair value, with changes in fair value each period reported in earnings.

Subsequent to, and as a result of that restatement, the Company has concluded that there was a material weakness in its operation of controls over the classification and accounting for the Assumed Warrants in accordance with Accounting Standards Codification 815-40, and solely as a result of the material weakness, its Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2020.

Notwithstanding this material weakness described above, we have concluded that the audited consolidated financial statements included in Amendment No. 1 present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the periods presented, in conformity with U.S. GAAP.

Remediation of Material Weakness

To remediate the material weakness, we studied and clarified our understanding of the accounting for contracts that may be settled in the Company’s own stock, such as warrants, as highlighted in the SEC Statement and enhanced the accounting policy, controls and procedures related to the accounting for such contracts to determine proper accounting in accordance with U.S. GAAP as clarified by the SEC Statement. We restated our consolidated financial statements as of and for the year ended December 31, 2020 upon completing our evaluation of the SEC Statement. All necessary revisions are properly reflected in Amendment No. 1. While these actions are subject to ongoing management evaluation, including the validation and testing of internal controls over a sustained period of financial reporting cycles, we are committed to remediating internal controls deficiencies as they are identified and committed to the continuous improvement of our overall control environment.

Management’s Report on Internal Control over Financial Reporting

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

Changes in Internal Control Over Financial Reporting

Other than as described above under “Remediation of Material Weakness”, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, we are continually monitoring the COVID-19 pandemic and any potential impact to our internal controls.

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
The consolidated financial statements of DraftKings Inc. and the Report of Independent Public Accountants thereon are included as set forth on the Index to Financial Statements on page 72 of the Amendment No. 1 on Form 10-K/A filed with the SEC on May 3, 2021

(2) Financial Statement Schedule
See Index to Financial Statements on page 72 of the Amendment No. 1 on Form 10-K/A filed with the SEC on May 3, 2021

(3) Exhibits: The exhibits to this report are listed in the exhibit index below.
(3)(b) Description of Exhibits
Exhibit Index	6

Exhibit Index

(b)      Exhibits.The following exhibits are being followed herewith:

Exhibit No.	Description
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

4.5	Description of Registered Securities (incorporated by reference to Exhibit 4.5 of the Company’s Amendment No. 1 to its Annual Report on Form 10-K, filed with the SEC on May 3, 2021).
10.1+	DraftKings Inc. 2020 Incentive Award Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on April 29, 2020).
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

10.13†***
Agreement for the Provision of a Sports Betting Solution (“License Agreement”), between Sports Information Services Limited and Crown Gaming Inc., dated as of June 19, 2018 (incorporated by reference to Exhibit 10.5 of DEAC NV Merger Corp.’s Registration Statement on Form S-4 (Reg. No. 333-235805), filed with the SEC on April 14, 2020).

10.14†***
Addendum to License Agreement, between Sports Information Services Limited and Crown Gaming Inc., dated as of August 22, 2019 (incorporated by reference to Exhibit 10.6 of DEAC NV Merger Corp.’s Registration Statement on Form S-4 (Reg. No. 333-235805), filed with the SEC on April 14, 2020).

10.15†***
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
14.1*
Code of Business Ethics of the Company, dated April 23, 2020 (incorporated by reference to Exhibit 14.1 of the Company’s Amendment No. 1 to its Annual Report on Form 10-K, filed with the SEC on May 3, 2021).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of the Company’s Amendment No. 1 to its Annual Report on Form 10-K, filed with the SEC on May 3, 2021).
23.1
Consent of BDO USA, LLP, independent registered public accounting firm (incorporated by reference to Exhibit 23.1 of the Company’s Amendment No. 1 to its Annual Report on Form 10-K, filed with the SEC on May 3, 2021).

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith.

** Previously filed or furnished, as applicable, with Amendment No. 1.

***    Certain portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). The Registrant agrees to furnish an unredacted copy of the exhibit to the SEC upon its request.

†    Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

+    Management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 5, 2021

	By:	/s/ R. Stanton Dodge
	Name:	R. Stanton Dodge
	Title:	Chief Legal Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 2 to the Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

*	Chief Executive Officer and Chairman	November 5, 2021
Jason D. Robins	(Principal Executive Officer)

*	Chief Financial Officer	November 5, 2021
Jason K. Park	(Principal Financial Officer)

*	Chief Accounting Officer	November 5, 2021
Erik Bradbury	(Principal Accounting Officer)

*	Vice Chairman	November 5, 2021
Harry Evans Sloan

*	Director	November 5, 2021
Matthew Kalish

*	Director	November 5, 2021
Woodrow H. Levin

*	Director	November 5, 2021
Paul Liberman

*	Director	November 5, 2021
Shalom Meckenzie

*	Director	November 5, 2021
Jocelyn Moore

*	Director	November 5, 2021
Ryan R. Moore

*	Director	November 5, 2021
Valerie Mosley

*	Director	November 5, 2021
Steven J. Murray

*	Director	November 5, 2021
Hany M. Nada

*	Director	November 5, 2021
John S. Salter

*	Director	November 5, 2021
Marni M. Walden

*/s/ R. Stanton Dodge
R. Stanton Dodge As Attorney-in-Fact