Form 10-Q/A
period 2021-03-31
DraftKings Inc.
filed 2021-11-05
CIK 1772757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 ( “Amendment No. 1”) amends the Quarterly Report on Form 10-Q of DraftKings Inc. (the “Company,” “we,” “us” or “our”) for the quarter ended March 31, 2021 (the “Original Filing”), filed on May 7, 2021 with the Securities and Exchange Commission (the “SEC”). This Amendment No. 1 is being filed solely to (i) restate Part I, Item 4. Controls and Procedures to reflect the conclusion of the Company’s Principal Executive Officer and Principal Financial Officer that the Company’s disclosure controls and procedures were not effective as of March 31, 2021 and (ii) file new certifications of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended, as exhibits under Part II, Item 6.

Notwithstanding this Amendment No.1, management has concluded that the Company’s condensed consolidated financial statements included in the Original Filing present fairly, in all material respects, the financial position of the Company at March 31, 2021 and December 31, 2020 and the results of its operations and its cash flows for each of the periods presented, in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”).

Except as discussed above, the Company has not modified or updated disclosures presented in the Original Filing. Accordingly, this Amendment No. 1 does not reflect events occurring after the Original Filing, nor does it modify or update those disclosures affected by subsequent events or discoveries. It also does not affect information contained in the Original Filing which was not impacted by the restatements in Amendment No. 1. Events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in the Company's reports filed subsequent to the Original Filing.

This Amendment No. 1 should be read in conjunction with the Company's filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

PART I

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Prior to the Original Filing, as required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021 and deemed them to be effective.

Subsequent to, and as a result of the restatement set forth in Amendment No. 1 on Form 10-K/A that was filed with the SEC on May 3, 2021, the Company has concluded that there was a material weakness in its operation of controls over the classification and accounting for its private placement warrants and public warrants (collectively, the “warrants”) in accordance with Accounting Standards Codification 815-40, and solely as a result of the material weakness, its Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2021.

Notwithstanding this material weakness described above, we have concluded that the Company’s condensed consolidated financial statements included in the Original Filing present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and December 31, 2020, and the results of its operations and its cash flows for each of the periods presented, in conformity with U.S. GAAP.

Remediation of Material Weakness

To remediate the material weakness, we studied and clarified our understanding of the accounting for contracts that may be settled in the Company’s own stock, such as warrants, as highlighted in the Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”), issued on April 12, 2021 (the “SEC Statement”) and enhanced the accounting policy, controls and procedures related to the accounting for such contracts to determine proper accounting in accordance with U.S. GAAP as clarified by the SEC Statement. We accounted for our warrants as of and for the three months ended March 31, 2021 in accordance with U.S. GAAP as clarified by the SEC Statement. While these actions are subject to ongoing management evaluation, including the validation and testing of internal controls over a sustained period of financial reporting cycles, we are committed to remediating internal controls deficiencies as they are identified and committed to the continuous improvement of our overall control environment.

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

PART II
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

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104.1	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).

*Filed herewith.
**Previously filed or furnished, as applicable, with the Original Filing.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRAFTKINGS INC.
Date: November 5, 2021
	By:	/s/ Jason K. Park
Name: Jason K. Park
Title: Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Erik Bradbury
Name: Erik Bradbury
Title: Chief Accounting Officer
(Principal Accounting Officer)