Form 10-Q/A
period 2021-06-30
DraftKings Inc.
filed 2021-11-05
CIK 1772757

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

Explanatory Note

This Amendment No. 1 ( “Amendment No. 1”) amends the Quarterly Report on Form 10-Q of DraftKings Inc. (the “Company,” “we,” “us” or “our”) for the quarter ended June 30, 2021 (the “Original Filing”), filed on August 6, 2021 with the Securities and Exchange Commission (the “SEC”). This Amendment No. 1 is being filed solely to (i) restate Part I, Item 4. Controls and Procedures to reflect the conclusion of the Company’s Principal Executive Officer and Principal Financial Officer that the Company’s disclosure controls and procedures were not effective as of June 30, 2021 and (ii) file new certifications of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended, as exhibits under Part II, Item 6.

Notwithstanding this Amendment No.1, management has concluded that the Company’s condensed consolidated financial statements included in the Original Filing present fairly, in all material respects, the financial position of the Company at June 30, 2021 and December 31, 2020 and the results of its operations and its cash flows for each of the periods presented, in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”).

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

PART I

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Prior to the Original Filing, as required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021 and deemed them to be effective.

Subsequent to, and as a result of the restatement set forth in Amendment No. 1 on Form 10-K/A that was filed with the SEC on May 3, 2021, the Company has concluded that there was a material weakness in its operation of controls over the classification and accounting for its private placement warrants and public warrants (collectively, the “warrants”) in accordance with Accounting Standards Codification 815-40, and solely as a result of the material weakness, its Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2021.

Notwithstanding this material weakness described above, we have concluded that the Company’s condensed consolidated financial statements included in the Original Filing present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and December 31, 2020, and the results of its operations and its cash flows for each of the periods presented, in conformity with U.S. GAAP.

Remediation of Material Weakness

To remediate the material weakness, we studied and clarified our understanding of the accounting for contracts that may be settled in the Company’s own stock, such as warrants, as highlighted in the Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”), issued on April 12, 2021 (the “SEC Statement”) and enhanced the accounting policy, controls and procedures related to the accounting for such contracts to determine proper accounting in accordance with U.S. GAAP as clarified by the SEC Statement. We accounted for our warrants as of and for the three and six months ended June 30, 2021 in accordance with U.S. GAAP as clarified by the SEC Statement. While these actions are subject to ongoing management evaluation, including the validation and testing of internal controls over a sustained period of financial reporting cycles, we are committed to remediating internal controls deficiencies as they are identified and committed to the continuous improvement of our overall control environment.

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
10.1
Executive Employment Agreement, dated August 5, 2021, between DraftKings Inc. and R. Stanton Dodge (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 6, 2021).

10.2
Executive Employment Agreement, dated August 5, 2021, between DraftKings Inc. and Jason Park (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 6, 2021).

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