Form 10-Q
period 2021-09-30
DraftKings Inc.
filed 2021-11-05
CIK 1772757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 3, 2021, there were 406,453,020 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 393,013,951 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

DraftKings Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2021

PART I. - FINANCIAL INFORMATION
Item 1. Financial Statements.
DRAFTKINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)

	September 30, 2021
	(Unaudited)	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$2,394,865	$1,817,258
Cash reserved for users	480,168	287,718
Receivables reserved for users	30,118	30,249
Accounts receivable	45,101	44,522
Prepaid expenses and other current assets	34,820	14,558
Total current assets	2,985,072	2,194,305
Property and equipment, net	45,484	40,827
Intangible assets, net	516,943	555,930
Goodwill	626,090	569,603
Operating lease right-of-use assets	67,834	68,077
Equity method investment	4,808	2,955
Deposits and other non-current assets	12,826	7,632
Total assets	$4,259,057	$3,439,329

Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$416,537	$223,633
Liabilities to users	510,261	317,942
Operating lease liabilities, current portion	13,110	12,837
Total current liabilities	939,908	554,412
Convertible notes	1,247,785	—
Non-current operating lease liabilities	60,904	68,775
Warrant liabilities	63,843	65,444
Long-term income tax liability	75,615	72,066
Other long-term liabilities	44,835	47,287
Total liabilities	$2,432,890	$807,984
Commitments and contingent liabilities

Stockholders' equity:
Class A common stock, $0.0001 par value; 900,000 shares authorized as of September 30, 2021 and December 31, 2020; 412,395 and 403,110 shares issued and 405,345 and 396,303 outstanding as of September 30, 2021 and December 31, 2020, respectively	$40	$40
Class B common stock, $0.0001 par value; 900,000 shares authorized as of September 30, 2021 and December 31, 2020; 393,014 shares issued and outstanding as of September 30, 2021 and December 31, 2020	39	39
Treasury stock, at cost; 7,050 and 6,807 shares as of September 30, 2021 and December 31, 2020, respectively	(303,118)	(288,784)
Additional paid-in capital	5,505,908	5,067,135
Accumulated deficit	(3,427,517)	(2,230,619)
Accumulated other comprehensive income	50,815	83,534
Total stockholders’ equity	1,826,167	2,631,345
Total liabilities and stockholders’ equity	$4,259,057	$3,439,329
See accompanying notes to unaudited condensed consolidated financial statements.

DRAFTKINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except loss per share data)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenue	$212,819	$132,836	$822,700	$292,309
Cost of revenue	170,749	96,569	540,980	187,315
Sales and marketing	303,658	203,339	703,056	303,233
Product and technology	65,222	53,909	184,016	102,499
General and administrative	219,706	127,376	587,509	274,180
Loss from operations	(546,516)	(348,357)	(1,192,861)	(574,918)
Other income (expense):
Interest (expense) income, net	(1,556)	686	1,071	(2,253)
Gain (loss) on remeasurement of warrant liabilities	7,091	(47,908)	(2,905)	(411,269)
Loss before income tax provision (benefit) and loss from equity method investment	(540,981)	(395,579)	(1,194,695)	(988,440)
Income tax provision (benefit)	3,845	(13)	1,654	319
Loss from equity method investment	202	95	549	380
Net loss attributable to common stockholders	$(545,028)	$(395,661)	$(1,196,898)	$(989,139)

Loss per share attributable to common stockholders:
Basic and diluted	$(1.35)	$(1.11)	$(2.98)	$(3.56)
See accompanying notes to unaudited condensed consolidated financial statements.
Due to the timing of the Business Combination, the above periods, to the extent applicable, exclude B2B/SBTech activity which occurred prior to April 24, 2020.

DRAFTKINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Amounts in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net loss	$(545,028)	$(395,661)	$(1,196,898)	$(989,139)
Other comprehensive (loss) income:
Foreign currency translation adjustments arising during period, net of nil tax	(13,098)	29,137	(32,719)	54,123
Comprehensive loss	$(558,126)	$(366,524)	$(1,229,617)	$(935,016)
See accompanying notes to unaudited condensed consolidated financial statements.
Due to the timing of the Business Combination, the above periods, to the extent applicable, exclude B2B/SBTech activity which occurred prior to April 24, 2020.

DRAFTKINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(Amounts in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock Amount	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2020	396,303	$40	393,014	$39	$5,067,135	$(2,230,619)	$83,534	$(288,784)	$2,631,345
Exercise of stock options	2,857	—	—	—	7,638	—	—	—	7,638
Stock-based compensation expense	—	—	—	—	151,843	—	—	—	151,843
Purchase of capped call options	—	—	—	—	(123,970)	—	—	—	(123,970)
Equity consideration issued for acquisition	464	—	—	—	29,399	—	—	—	29,399
Shares issued for exercise of warrants	138	—	—	—	1,761	—	—	—	1,761
Purchase of treasury stock	(48)	—	—	—	—	—	—	(3,124)	(3,124)
Restricted stock unit vesting	178	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	(27,318)	—	(27,318)
Net loss	—	—	—	—	—	(346,344)	—	—	(346,344)
Balances at March 31, 2021	399,892	$40	393,014	$39	$5,133,806	$(2,576,963)	$56,216	$(291,908)	$2,321,230
Exercise of stock options	1,878	—	—	—	10,816	—	—	—	10,816
Stock-based compensation expense	—	—	—	—	171,739	—	—	—	171,739
Equity consideration issued for acquisition	56	—	—	—	3,750	—	—	—	3,750
Shares issued for exercise of warrants	43	—	—	—	2,419	—	—	—	2,419
Purchase of treasury stock	(115)	—	—	—	—	—	—	(6,773)	(6,773)
Restricted stock unit vesting	739	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	7,697	—	7,697
Net loss	—	—	—	—	—	(305,526)	—	—	(305,526)
Balances at June 30, 2021	402,493	$40	393,014	$39	$5,322,530	$(2,882,489)	$63,913	$(298,681)	$2,205,352
Exercise of stock options	2,607	—	—	—	6,664	—	—	—	6,664
Stock-based compensation expense	—	—	—	—	175,664	—	—	—	175,664
Shares issued for exercise of warrants	28	—	—	—	1,050	—	—	—	1,050
Purchase of treasury stock	(80)	—	—	—	—	—	—	(4,437)	(4,437)
Restricted stock unit vesting	297	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	(13,098)	—	(13,098)
Net loss	—	—	—	—	—	(545,028)	—	—	(545,028)
Balances at September 30, 2021	405,345	$40	393,014	$39	$5,505,908	$(3,427,517)	$50,815	$(303,118)	$1,826,167

DRAFTKINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(Amounts in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholder's (Deficit)/Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2019	184,626	$18	—	$—	$949,186	$(998,784)	$—	$(49,580)
Issuance of Series F preferred stock	1,526	—	—	—	11,000	—	—	11,000
Exercise of stock options	456	—	—	—	467	—	—	467
Stock-based compensation expense	—	—	—	—	4,842	—	—	4,842
Net loss	—	—	—	—	—	(68,680)	—	(68,680)
Balances at March 31, 2020	186,608	$18	—	$—	$965,495	$(1,067,464)	$—	$(101,951)
Merger recapitalization, net repurchase of $7,192 and issuance costs of $11,564	(278)	—	—	—	(18,756)	—	—	(18,756)
Conversion of convertible notes to common shares	11,254	1	—	—	112,544	—	—	112,545
DEAC shares recapitalized, net of redemptions and equity issuance costs of $10,631	74,122	7	—	—	665,478	—	—	665,485
Equity consideration issued to acquire SBTech	40,739	4	—	—	789,060	—	—	789,064
Shares issued for earn outs - SBTech	720	—	—	—	—	—	—	—
Shares issued for earn outs – DEAC and DK	5,280	1	—	—	(1)	—	—	—
Shares issued for exercise of warrants	17,519	2	—	—	515,771	—	—	515,773
Shares issued in offering, net of issuance costs of $19,200	16,000	2	—	—	620,798	—	—	620,800
Exercise of stock options	2,287	—	—	—	5,599	—	—	5,599
Stock-based compensation	—	—	393,014	39	54,447	—	—	54,486
Foreign currency translation	—	—	—	—	—	—	24,986	24,986
Net loss	—	—	—	—	—	(524,798)	—	(524,798)
Balances at June 30, 2020	354,251	$35	393,014	$39	$3,710,435	$(1,592,262)	$24,986	$2,143,233
Shares issued for exercise of warrants	91	—	—	—	4,893	—	—	4,893
Exercise of stock options	3,006	—	—	—	3,996	—	—	3,996
Stock-based compensation	—	—	—	—	117,034	—	—	117,034
Foreign currency translation	—	—	—	—	—	—	29,137	29,137
Net loss	—	—	—	—	—	(395,661)	—	(395,661)
Balances at September 30, 2020	357,348	$35	393,014	$39	$3,836,358	$(1,987,923)	$54,123	$1,902,632
See accompanying notes to unaudited condensed consolidated financial statements.
Due to the timing of the Business Combination, the above periods, to the extent applicable, exclude B2B/SBTech activity which occurred prior to April 24, 2020.

DRAFTKINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Nine months ended September 30,
	2021	2020
Operating Activities:
Net loss	$(1,196,898)	$(989,139)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	88,600	49,967
Non-cash interest expense	1,442	3,114
Stock-based compensation expense	499,246	176,362
Loss from equity method investment	549	380
Loss on remeasurement of warrant liabilities	2,905	411,269
Deferred income taxes	(11,737)	(544)
Change in operating assets and liabilities, net of effect of business combinations:
Receivables reserved for users	131	(9,271)
Accounts receivable	(421)	(15,427)
Prepaid expenses and other current assets	(19,093)	534
Deposits and other non-current assets	(4,760)	(64)
Operating leases, net	(1,212)	1,481
Accounts payable and accrued expenses	194,735	112,057
Other long-term liabilities	(856)	7,951
Long-term income tax liability	7,789	—
Liabilities to users	192,319	123,471
Net cash flows used in operating activities	(247,261)	(127,859)
Cash Flows from Investing Activities:
Purchases of property and equipment	(11,171)	(8,233)
Cash paid for internally developed software costs	(31,242)	(18,821)
Acquisition of gaming licenses	(7,563)	(7,760)
Cash paid for acquisitions, net of cash acquired	(64,969)	(176,819)
Other investing activities	(3,750)	—
Net cash flows used in investing activities	(118,695)	(211,633)
Financing Activities:
Proceeds from issuance of convertible notes, net	1,247,116	41,077
Purchase of capped call options	(123,970)	—
Proceeds from shares issued for warrants	199	201,508
Purchase of treasury stock	(14,334)	—
Proceeds from exercise of stock options	25,118	10,062
Cash buyout of unaccredited investors	—	(7,192)
Issuance costs related to merger recapitalization	—	(11,564)
Proceeds from recapitalization of DEAC shares, net of issuance costs	—	667,999
Proceeds from issuance of Class A common stock, net of issuance costs	—	620,800
Net payment of revolving credit line	—	(6,750)
Net cash flows provided by financing activities	1,134,129	1,515,940
Effect of foreign exchange rates on cash and cash equivalents and restricted cash	1,884	1,358
Net increase in cash and cash equivalents and restricted cash	770,057	1,177,806
Cash and cash equivalents and restricted cash at the beginning of period	2,104,976	220,533
Cash and cash equivalents and restricted cash, end of period	$2,875,033	$1,398,339

Disclosure of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$2,394,865	$1,140,907
Cash reserved for users	480,168	257,432
Total cash, cash equivalents and restricted cash, end of period	$2,875,033	$1,398,339

DRAFTKINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Nine months ended September 30,
	2021	2020
Supplemental Disclosure of Noncash Investing and Financing Activities:
Equity consideration issued for acquisitions	$33,149	$789,064
Increase in accounts payable and accrued expenses from property and equipment and internally developed software costs	2,338	—
Increase in accounts payable and accrued expenses from convertible notes financing costs	773	—
Decrease of accounts payable and accrued expenses from gaming licenses	(4,976)	(1,000)
Conversion of convertible notes and accrued interest to common shares	—	112,545
Increase in net liabilities acquired from DEAC	—	2,514
Increase of other current assets from transfer agent related to warrants	525	—
Supplemental Disclosure of Cash Activities:
Increase in cash reserved for users	192,450	113,432
Cash paid for interest	—	417

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
DraftKings is a digital sports entertainment and gaming company. The Company’s business-to-consumer (“B2C”) segment provides users with daily fantasy sports (“DFS”), sports betting (“Sportsbook”) and online casino (“iGaming”) products, as well as media and other online consumer product offerings. The Company’s business-to-business (“B2B”) segment is involved in the design, development and licensing of sports betting and casino gaming software for its Sportsbook and casino gaming products.
In May 2018, the Supreme Court (the “Court”) struck down on constitutional grounds the Professional and Amateur Sports Protection Act of 1992 (“PASPA”), a law that prohibited most states from authorizing and regulating sports betting. Since the Court’s decision, many states have legalized sports betting. As of September 30, 2021, the U.S. jurisdictions with statutes legalizing online sports betting are Arizona, Colorado, Connecticut, Florida, Illinois, Indiana, Iowa, Louisiana, Maryland, Michigan, Nevada, New Hampshire, New Jersey, New York, Oregon, Pennsylvania, Puerto Rico, Rhode Island, Tennessee, Virginia, Washington, D.C, West Virginia and Wyoming. The jurisdictions with statutes legalizing sports betting at certain land-based retail locations are Arizona, Arkansas, Colorado, Connecticut, Delaware, Florida, Illinois, Indiana, Iowa, Louisiana, Maryland, Michigan, Mississippi, Montana, Nebraska, Nevada, New Hampshire, New Jersey, New York, North Carolina, Pennsylvania, Puerto Rico, Rhode Island, South Dakota, Virginia, Washington, Washington, D.C. and West Virginia. A few jurisdictions have enacted laws authorizing sports betting in retail locations but have yet to begin operations in those jurisdictions. The jurisdictions with statutes legalizing iGaming are Connecticut, Delaware, Michigan, New Jersey, Pennsylvania and West Virginia.

As of September 30, 2021, the Company operates online Sportsbooks in Arizona, Colorado, Illinois, Indiana, Iowa, Michigan, New Hampshire, New Jersey, Oregon (B2B), Pennsylvania, Tennessee, Virginia, West Virginia and Wyoming and has retail Sportsbooks in Colorado, Connecticut, Illinois, Iowa, Mississippi, New Hampshire, New Jersey and New York. As of September 30, 2021, the Company offers iGaming products in Michigan, New Jersey, Pennsylvania and West Virginia. The Company also has arrangements in place with land-based casinos to expand operations into additional states upon the passing of relevant legislation, the issuance of related regulations and the receipt of required licenses.

The novel coronavirus (“COVID-19”) has adversely impacted global commercial activity, disrupted supply chains and contributed to significant volatility in financial markets. Beginning in 2020 and continuing into 2021, the COVID-19 pandemic adversely impacted many different industries. The ongoing COVID-19 pandemic could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the extent and the duration of the impact of COVID-19. The COVID-19 pandemic therefore presents material uncertainty and risk with respect to us and our performance and could affect our financial results in a materially adverse way.
Since the start of the COVID-19 pandemic, the primary impacts to the Company have been the suspension, cancellation and rescheduling of sports seasons and sporting events. Beginning in March 2020 and continuing into the first month of the third quarter of 2020, many sports seasons and sporting events, including the MLB regular season, domestic soccer leagues and European Cup competitions, the NBA regular season and playoffs, the NCAA college basketball tournament, the Masters golf tournament, and the NHL regular season and playoffs, were suspended or cancelled. The suspension of sports seasons and sporting events reduced customers’ use of, and spending on, the Company’s Sportsbook and DFS product offerings. Starting in the third quarter of 2020 and continuing into the fourth quarter of 2020, major professional sports leagues resumed their activities, many of which were held at limited or reduced capacity. MLB began its season after a three-month delay and also completed the World Series, the NHL resumed its season and completed the Stanley Cup Playoffs, the Masters golf tournament was held, most domestic soccer leagues resumed and several European cup competitions were held, and the NFL season began on its regular schedule. During this period, the NBA also resumed its season, completed the NBA Finals and commenced its 2020-2021 season. The suspension and alteration of sports seasons and sporting events in 2020 reduced customers’ use of, and spending on, the Company’s Sportsbook and DFS product offerings and caused the Company to issue refunds for canceled events. In the nine months ended September 30, 2021, many sports seasons continued and most sporting events were held as planned, including the NFL regular season, the NFL Playoffs and Superbowl LV, the NBA regular season and NBA playoffs, the NHL regular season and the NHL Stanley Cup, the NASCAR Cup Series, various NCAA football bowl games, the NCAA college basketball season and tournament, and the UEFA European Football Championship. The continued return of major sports and sporting events generated significant user interest and activity in our Sportsbook and DFS product offerings. However, the possibility remains that sports seasons and sporting events may be suspended, cancelled or rescheduled due to COVID-19 outbreaks.

The Company’s revenue varies based on sports seasons and sporting events amongst other factors, and cancellations, suspensions or alterations resulting from COVID-19 have the potential to adversely affect its revenue, possibly materially. However, the Company’s product offerings that do not rely on sports seasons and sporting events, such as iGaming, may partially offset this adverse impact on revenue. DraftKings is also developing more innovative products that do not rely on traditional sports seasons and sporting events, for example, products that permit wagering and contests on events such as eSports and simulated NASCAR.
A significant or prolonged decrease in consumer spending on entertainment or leisure activities would also likely have an adverse effect on demand for the Company’s product offerings, reducing cash flows and revenues, and thereby materially harming the Company’s business, financial condition and results of operations. In addition, a materially disruptive resurgence of COVID-19 cases or the emergence of additional variants or strains of COVID-19 could cause other widespread or more severe impacts depending on where infection rates are highest. As steps taken to mitigate the spread of COVID-19 necessitated a shift away from a traditional office environment for many employees, the Company implemented business continuity programs to ensure that employees were safe and that the business continued to function with minimal disruptions to normal work operations while employees worked remotely. The Company will continue to monitor developments relating to disruptions and uncertainties caused by COVID-19.

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
As the Company completed its acquisition of SBTech on April 23, 2020, the presented financial information for the nine months ended September 30, 2021 includes the financial information and activities for SBTech; whereas, the financial information for the nine months ended September 30, 2020 includes the financial information and activities for SBTech for the period from April 24, 2020 to (and including) September 30, 2020.
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

Beginning with the second quarter of 2021, to reflect the Company's total cash position (“cash and cash equivalents” and “cash reserved for users”) and to conform to Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230) — Restricted Cash, the Company revised its presentation to exclude changes in “cash reserved for users” from the “change in operating assets and liabilities” and instead present the total balance as a component of cash and cash equivalents and restricted cash on its condensed consolidated statement of cash flows.

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

The following table presents the condensed consolidated statement of cash flows line items after giving effect to the revision of presentation as discussed above for the nine months ended September 30, 2020. For the effect to the revision of presentation for the six months ended June 30, 2020, year ended December 31, 2020 and three months ended March 31, 2021, refer to the Company’s Form 10-Q for the quarter ended June 30, 2021 filed with the SEC on August 6, 2021.

	Nine months ended September 30, 2020
	Reported	Adjustments		Revised
Adjustments to reconcile net loss to net cash flows used in operating activities:
Change in operating assets and liabilities, net of effect of business combinations:
Cash reserved for users	$(113,432)	$113,432		$—
Net cash flows used in operating activities	(241,291)	113,432		(127,859)

Net increase in cash, cash equivalents and restricted cash	1,064,374	113,432		1,177,806
Cash and cash equivalents and restricted cash at the beginning of period	76,533	144,000	(a)	220,533
Cash and cash equivalents and restricted cash, end of period	$1,140,907	$257,432		$1,398,339

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
Recently Adopted Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company elected to early adopt the new standard as of January 1, 2021 using the modified retrospective approach. In the first quarter of 2021, the Company issued convertible senior notes, whereby the entire proceeds from issuance were recognized as a liability, net of any lender fees and debt financing costs, on our condensed consolidated balance sheet. Please refer to Note 5 included herein for additional information.
In December 2019, the FASB issued ASU 2019-12, Income Taxes—Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted this standard as of January 1, 2021. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

The acquired assets and assumed liabilities of VSiN were recorded at their estimated fair values. The purchase price allocation is preliminary, and as additional information becomes available, the Company may further revise the preliminary purchase price allocation, including the fair value of identified intangible assets, during the remainder of the measurement period, which will not exceed 12 months from the closing of the acquisition. Measurement period adjustments will be recognized in the reporting period in which the adjustment amounts are determined. Any such adjustments may be material.
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

Pending Acquisition of Golden Nugget Online Gaming, Inc. (“GNOG”)

On August 9, 2021, the Company and GNOG entered into a definitive agreement for the Company to acquire GNOG in an all-stock transaction with an implied equity value of approximately $1.56 billion (the “GNOG Transaction”). As part of the GNOG Transaction, the Company will undergo a holding company reorganization whereby a new holding company (“New DraftKings”) will become the going-forward public company for both DraftKings and GNOG. It is expected that New DraftKings will be renamed DraftKings Inc. at the closing of the GNOG Transaction. Under the terms of the agreement and subject to certain exclusions contained therein, GNOG stockholders would receive a fixed ratio of 0.365 shares of New DraftKings’ Class A common stock for each share of GNOG that they hold on the record date. As part of the GNOG Transaction, New DraftKings will also acquire that portion of LHGN Holdco, LLC, the operating subsidiary of GNOG, that is not currently owned by GNOG from Landry’s Fertitta, LLC in exchange for shares of New DraftKings’ Class A common stock. The GNOG Transaction was subject to (i) approval by GNOG stockholders, which was obtained through the delivery of a written consent on September 8, 2021 and (ii) approval by DraftKings stockholders, which was obtained through the delivery of a written consent on August 10, 2021, and is subject to the receipt of required regulatory approvals and other customary closing conditions and is expected to close in the first quarter of 2022.

4.Intangible Assets and Goodwill
Intangible Assets
The Company has the following intangible assets, net as of September 30, 2021:

	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	6.6 years	$432,468	$(75,652)	$356,816
Internally developed software	2.7 years	103,750	(46,153)	57,597
Gaming licenses	2.7 years	26,217	(11,658)	14,559
Trademarks and tradenames	2.7 years	9,164	(2,888)	6,276
Customer relationships	3.8 years	112,073	(30,378)	81,695
Intangible assets, net		$683,672	$(166,729)	$516,943

The Company had the following intangible assets, net as of December 31, 2020:

	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	7.3 years	$439,624	$(37,704)	$401,920
Internally developed software	2.3 years	72,268	(33,179)	39,089
Gaming licenses	3.5 years	23,685	(6,354)	17,331
Trademarks and tradenames	2.8 years	6,537	(1,123)	5,414
Customer relationships	4.3 years	106,836	(14,660)	92,176
Intangible assets, net		$648,950	$(93,020)	$555,930

Amortization expense was $26.7 million and $23.8 million for the three months ended September 30, 2021 and 2020 and $78.6 million and $43.5 million for the nine months ended September 30, 2021 and 2020, respectively.
Goodwill
The changes in the carrying amount of goodwill for the nine months ended September 30, 2021 by reporting unit are:

	B2C	B2B	Media	Total
Balance as of December 31, 2020	$353,083	$216,520	$—	$569,603
Goodwill resulting from acquisitions*	7,673	8,300	52,644	68,617
Cumulative translation adjustment	—	(12,130)	—	(12,130)
Balance as of September 30, 2021	$360,756	$212,690	$52,644	$626,090

* = Preliminary allocation

5.Current and Long-term Liabilities
Convertible Notes
In March 2021, the Company issued zero-coupon convertible senior notes in an aggregate principal amount of $1,265.0 million, which includes proceeds from the full exercise of the over-allotment option (collectively, the “Convertible Notes”). In connection with the issuance of the Convertible Notes, the Company incurred $17.0 million of lender fees and $1.0 million of debt financing costs. The Convertible Notes represent senior unsecured obligations of the Company. The Convertible Notes will mature on March 15, 2028, subject to earlier conversion, redemption or repurchase.
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
Prior to September 15, 2027, the Convertible Notes will be convertible only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The Company will satisfy any conversion election by paying or delivering, as the case may be, cash, shares of Class A common stock or a combination of cash and shares of Class A common stock. During the nine months ended September 30, 2021, the conditions allowing holders of the Convertible Notes to convert their Convertible Notes were not met.
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
Borrowings under the Credit Agreement bear interest at a variable annual rate equal to the greater of (i) 1.00% above the prime rate then in effect and (ii) 6.50%, and the Credit Agreement requires monthly, interest-only payments. In addition, the Company is required to pay quarterly in arrears a fee equal to 0.25% per annum of the unused portion of the revolving line of credit. As of September 30, 2021 and December 31, 2020, the Credit Agreement provided a revolving line of credit of up to $60.0 million. There was no principal outstanding as of September 30, 2021 or December 31, 2020. Net facility available from the Credit Agreement as of September 30, 2021 and December 31, 2020 totaled $55.8 million, which, in each case, excludes the letters of credit outlined in Note 12. The Company is also subject to certain affirmative and negative covenants until maturity. In connection with the issuance of the Convertible Notes and the entry into the Capped Call Transactions, the Company obtained a waiver from Pacific Western Bank for any breach of the credit agreement that would have resulted from entering into these financing transactions. The Company also obtained a waiver from Pacific Western Bank for any breach of the credit agreement that would have resulted from exceeding a capital expenditure limitation for 2021 and the amendments to its Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q for the material weakness identified in Item 4. Controls and Procedures.
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
As of September 30, 2021 and December 31, 2020, the Company’s estimated contingent liability for indirect taxes was $43.4 million and $45.9 million, respectively. The estimated contingent liability for indirect taxes is recorded within other long-term liabilities on the consolidated balance sheets and general and administrative expenses on the condensed consolidated statements of operations.
Warrant Liabilities
As part of DEAC’s initial public offering on May 14, 2019, DEAC issued 13.3 million warrants each of which entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, DEAC completed the private sale of 6.3 million warrants to DEAC’s sponsor (the “Private Warrants”). As of September 30, 2021, there were no Public Warrants outstanding. As of September 30, 2021, 1.7 million Private Warrants remained outstanding at a fair value of $63.8 million. Due to fair value changes throughout the three and nine months ended September 30, 2021, the Company recorded a gain on remeasurement of warrant liabilities of $7.1 million and a loss on the remeasurement of warrant liabilities of $2.9 million, respectively, and a loss on remeasurement of warrant liabilities of $47.9 million and $411.3 million for the three and nine months ended September 30, 2020, respectively. In addition, 0.2 million Private Warrants were exercised during the nine months ended September 30, 2021, resulting in a reclassification to additional paid-in-capital in the amount of $5.2 million, reflecting the reclassification of the warrant liabilities of $4.5 million and proceeds upon exercise of $0.7 million.

6.Revenue Recognition
Deferred Revenue

The deferred revenue balances were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Deferred revenue, beginning of the period	$51,791	$24,759	$30,627	$20,760
Deferred revenue, end of the period	84,951	33,464	84,951	33,464
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	23,946	6,632	27,569	10,505

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

Revenue Disaggregation

Disaggregation of revenue for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Online gaming	$176,257	$99,477	$707,146	$238,591
Gaming software	23,725	29,185	82,587	44,139
Other	12,837	4,174	32,967	9,579
Total Revenue	$212,819	$132,836	$822,700	$292,309

The following table presents the Company’s revenue by geographic region for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
United States	$188,166	$106,938	$737,814	$254,325
International	24,653	25,898	84,886	37,984
Total Revenue	$212,819	$132,836	$822,700	$292,309

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

The following table shows restricted stock unit (“RSU”) and stock option activity for the nine months ended September 30, 2021:

	Time-based		PSP		LTIP		Total	Weighted Average Exercise Price of Options	Weighted Average FMV of RSUs
	Options	RSUs	Options	RSUs	Options	RSUs
Outstanding at December 31, 2020	20,519	3,548	3,023	907	13,854	12,800	54,651	$3.57	$47.01
Granted	900	2,192	—	597	—	6,646	10,335	48.71	53.48
Exercised options / vested RSUs	(4,986)	(1,214)	(451)	—	(1,905)	—	(8,556)	3.41	36.74
Forfeited	(535)	(178)	(1)	(14)	—	(82)	(810)	2.89	42.71
Outstanding at September 30, 2021	15,898	4,348	2,571	1,490	11,949	19,364	55,620	$4.82	$49.95

As of September 30, 2021, total unrecognized stock-based compensation expense of $847.2 million related to granted and unvested share-based compensation arrangements is expected to be recognized over a weighted-average period of 1.9 years. The following table shows stock compensation expense for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30, 2021			Three months ended September 30, 2020
	Options	RSUs	Total	Options	RSUs	Total
Time Based (1)	$3,787	$15,512	$19,299	$2,054	$8,867	$10,921
PSP (2)	—	18,537	18,537	—	3,479	3,479
LTIP (2)	—	137,828	137,828	—	102,634	102,634
B Shares (3)	—	—	—	—	—	—
Total	$3,787	$171,877	$175,664	$2,054	$114,980	$117,034

	Nine months ended September 30, 2021			Nine months ended September 30, 2020
	Options	RSUs	Total	Options	RSUs	Total
Time Based (1)	$10,254	$45,003	$55,257	$5,223	$9,047	$14,270
PSP (2)	—	53,941	53,941	1,633	3,479	5,112
LTIP (2)	—	390,048	390,048	9,552	139,428	148,980
B Shares (3)	—	—	—	8,000	—	8,000
Total	$10,254	$488,992	$499,246	$24,408	$151,954	$176,362

(1) Time-based awards vest and are expensed over a defined service period.
(2) PSP and LTIP awards vest based on defined performance criteria and are expensed based on the probability of achieving such criteria.
(3) Related to the Business Combination; Class B shares have no economic rights.

8.Income Taxes
The Company's provision for income taxes for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Income tax provision (benefit)	$3,845	$(13)	$1,654	$319

The effective tax rates for the three months ended September 30, 2021 and 2020 were (0.71)% and 0.00%, respectively and the effective tax rates for the nine months ended September 30, 2021 and 2020 were (0.14)% and (.03)%, respectively. The difference between the Company’s effective tax rates for the three and nine month periods in 2021 and 2020 and the U.S. statutory tax rate of 21% was primarily due to a full valuation allowance related to the Company’s net U.S. deferred tax assets, offset partially by current state tax, current foreign tax, and current tax expense related to unrecognized tax benefits.

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
9.Segment Information
The Company operates its business and reports its results through two operating and reportable segments: B2C and B2B, in accordance with ASC Topic 280, Segment Reporting. The Company’s B2C segment is primarily comprised of the Old DK business and the Company’s B2B segment, which is primarily comprised of SBTech. The B2C segment provides users with DFS, Sportsbook and iGaming products, as well as media and other online consumer product offerings. The B2B segment is involved in the design, development and licensing of sports betting and casino gaming software for its Sportsbook and casino gaming products.

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
A measure of segment assets and liabilities has not been currently provided to the Company’s CODM and therefore is not shown below. Summarized financial information for the Company’s segments is shown in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenue:
B2C	$189,094	$103,651	$740,113	$248,170
B2B	23,725	29,185	82,587	44,139
Total revenue	212,819	132,836	822,700	292,309

Adjusted EBITDA:
B2C	(307,700)	(201,455)	(541,313)	(304,889)
B2B	(5,903)	4,376	(6,854)	854
Total adjusted EBITDA	(313,603)	(197,079)	(548,167)	(304,035)
Adjusted for:
Depreciation and amortization	30,356	26,595	88,600	49,967
Interest (income) expense, net	1,556	(686)	(1,071)	2,253
Income tax provision (benefit)	3,845	(13)	1,654	319
Stock-based compensation	175,664	117,034	499,246	176,362
Transaction-related costs	4,348	3,585	15,261	34,492
Litigation, settlement and related costs	4,712	2,419	8,933	5,771
Advocacy and other related legal expenses	16,667	—	27,702	—
(Gain) loss on remeasurement of warrant liabilities	(7,091)	47,908	2,905	411,269
Other non-recurring costs, special project costs and non-operating costs	1,368	1,740	5,501	4,671
Net loss attributable to common shareholders	$(545,028)	$(395,661)	$(1,196,898)	$(989,139)
Due to the timing of the Business Combination, the three and nine month period ended September 30, 2020 reflects B2B/SBTech activity beginning April 24, 2020.

10.Loss Per Share
The computation of loss per share and weighted-average shares of the Company’s Class A common stock outstanding for the periods presented are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net loss	$(545,028)	$(395,661)	$(1,196,898)	$(989,139)
Basic and diluted weighted-average common shares outstanding	403,844	355,900	400,994	277,932
Loss per share attributable to common stockholders:
Basic and diluted	$(1.35)	$(1.11)	$(2.98)	$(3.56)

For the periods presented, the following securities were not required to be included in the computation of diluted shares outstanding (calculated on a gross settlement or a full conversion basis):

	Three and nine months ended September 30,
	2021	2020
Warrants	1,741	2,151
Stock options and RSUs	55,620	66,248
Convertible notes	13,337	—
Total	70,698	68,399

11.Related-Party Transactions
Media Purchase Agreement (“MPA”)
In July 2015, Old DK entered into an MPA with a related party for various media placements from 2015 through 2018. The MPA was amended to extend through 2021. The annual commitment for calendar years 2017 through 2021 was $15 million per year, plus an additional contingent commitment of $5 million per year. The contingent commitment relates to the Company’s allocation of its non-integration advertising with other advertisers. Effective January 2019, the future minimum commitments related to the MPA were reduced to $15 million in the aggregate through December 31, 2021 (equivalent to $5 million per year) and the contingent commitment was removed. As the Company has satisfied its $15.0 million commitment, the MPA has expired. The Company recorded expense of $0.0 million related to the MPA for the three and nine months ended September 30, 2021 and recorded expense of $7.7 million and $11.1 million related to the MPA for the three and nine months ended September 30, 2020, respectively in sales and marketing expenses in the consolidated statements of operations.
Private Placement Agent
Old DK entered into an engagement letter with a related party (the “Private Placement Agent”) in August 2019, as amended in December 2019. Pursuant to the engagement letter, the Private Placement Agent acted as the exclusive financial advisor to Old DK, and Old DK agreed to pay certain acquisition and financing fees in connection with the Business Combination with SBTech and DEAC. For the three and nine months ended September 30, 2021, the Company incurred $0.0 million of fees with the Private Placement Agent and for the three and nine months ended September 30, 2020, the Company incurred $0.0 million and $12.3 million, respectively, of fees with the Private Placement Agent.

Receivables from Equity Method Investment
The Company provides office space and general operational support to DKFS, LLC, an equity-method affiliate. The operational support is primarily in the form of general and administrative services. As of September 30, 2021 and December 31, 2020, the Company had $0.7 million and $1.1 million, respectively, of receivables from DKFS, LLC related to those services and expenses to be reimbursed to the Company, which are included within non-current assets in the consolidated balance sheets. The Company has committed to invest up to $17.5 million into DBDK Venture Fund I, LP, a Delaware limited partnership and a subsidiary of DKFS LLC. As of September 30, 2021, the Company had invested a total of $1.8 million of the total commitment.
Transactions with a Shareholder and their Immediate Family Members
As of September 30, 2021 and December 31, 2020, the Company had $3.9 million and $1.9 million, respectively, of receivables due from former shareholders of SBTech, which includes a current director and shareholder of the Company. For the three and nine months ended September 30, 2021, the Company had $0.9 million and $4.0 million in sales to entities related to an immediate family member of the director. The Company recorded $1.1 million and $1.7 million of such sales in the three and nine months ended September 30, 2020, respectively. The Company had an associated accounts receivable balance of $0.2 million and $0.5 million as of September 30, 2021 and December 31, 2020, respectively, included in accounts receivable in its condensed consolidated balance sheets.
Other Related Party Transactions
During July 2021, the Company signed a strategic agreement (the "Strategic Agreement") with a privately-held content development company (the “Entity”). Certain officers of the Company are members of the Entity's board of advisors and certain officers and directors of the Company are shareholders of the Entity. In connection with the Strategic Agreement, the Company has exclusive distribution rights for the Entity’s sports-related non-fungible token (“NFT”) content. Pursuant to the Strategic Agreement, the Company received warrants to purchase the Entity’s common stock, which are included within other non-current assets in the condensed consolidated financial statements.

12.Leases, Commitments and Contingencies
Leases
The Company leases corporate office facilities, data centers, and motor vehicles under operating lease agreements. The Company’s lease agreements have terms not exceeding ten years.
The components of lease cost are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Operating lease cost	$4,207	$4,460	$12,569	$10,398
Short term lease cost	1,051	692	1,918	1,843
Variable lease cost	1,008	684	2,691	2,782
Sublease income	(340)	(421)	(544)	(1,242)
Total lease cost	$5,926	$5,415	$16,634	$13,781

Other information related to leases are as follows:

	Nine months ended September 30,
	2021	2020

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$13,393	$8,058
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,055	$36,777

The weighted-average remaining lease term and weighted-average discount rate for the Company’s operating leases were 6.0 years and 6.5% as of September 30, 2021. The Company calculated the weighted-average discount rates using incremental borrowing rates, which equal the rates of interest that it would pay to borrow funds on a fully collateralized basis over a similar term.
Maturity of lease liabilities are as follows:

Years Ending December 31,
From October 1, 2021 to December 31, 2021	$4,460
2022	16,734
2023	15,636
2024	13,122
2025	11,378
Thereafter	28,417
Total undiscounted future cash flows	89,747
Less: Imputed interest	(15,733)
Present value of undiscounted future cash flows	$74,014

Other Contractual Obligations and Contingencies

The Company is a party to several non-cancelable contracts with vendors where the Company is obligated to make future minimum payments under the terms of these contracts as follows:

Years Ending December 31,
From October 1, 2021 to December 31, 2021	$163,430
2022	266,644
2023	240,805
2024	177,012
2025	147,066
Thereafter	377,881
Total	$1,372,838

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

On October 6, 2021, the court entered judgment and an order approving a settlement and dismissing the claims with prejudice brought by all plaintiffs except the family members plaintiffs and one plaintiff asserting claims against the DFS defendants as a concerned citizen of the State of Florida. Once the settlement agreement becomes effective, the only remaining plaintiffs will be the family member plaintiffs and the plaintiff who asserted the concerned citizen claim (referenced directly above).

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

1,000 Mass Arbitration Demands Filed by One Law Firm

On October 21, 2019, a law firm filed 1000 “mass arbitrations” against the Company with the American Arbitration Association (“AAA”) on behalf of purported DraftKings users that assert claims similar to those in the multi-district litigation described above. After the law firm filed the 1000 “mass arbitrations,” the AAA informed DraftKings in writing that it would close their files on, and decline to administer, the 1000 “mass arbitrations” unless the Company waived two provisions in its terms of use and that the parties would then be free to bring their claims in court. The Company elected not to waive the subject terms of use provisions. On November 6, 2020 the law firm filed a complaint against DraftKings in Massachusetts Superior Court (Suffolk County), entitled Aaron Abramson, et al. v. DraftKings. In Abramson, the law firm is seeking, among other things, to compel arbitration against DraftKings on behalf of nine hundred ninety-nine (999) individuals. The Company has established an accrual for this matter.

On August 7, 2021, DraftKings entered into a confidential settlement agreement which, among other things, resolved the Abramson lawsuit. On or about September 8, 2021, the plaintiffs and DraftKings filed a joint dismissal (without prejudice) of the Abramson lawsuit.

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

Securities Matters

On July 2, 2021, the first of two substantially similar federal securities law putative class actions was filed in the U.S. District Court for the Southern District of New York against the Company and certain of its officers. The actions allege violations of Sections 10(b) and 20(a) of the Exchange Act on a behalf of a putative class of persons who purchased or otherwise acquired DraftKings stock between December 23, 2019 and June 15, 2021. The allegations relate to, among other things, allegedly false and misleading statements and/or failures to disclose information about the Company’s business and prospects, based primarily upon the allegations concerning SBTech that were contained in a report published about the Company on June 15, 2021 by Hindenburg Research (the “Hindenburg Report”). The Company intends to vigorously defend against these claims. The Court is currently deliberating who will be appointed lead plaintiff and lead counsel.

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

Shareholder Derivative Litigation

On October 21, 2021, a putative shareholder derivative action was filed in the U.S. District Court for the District of Nevada by an alleged shareholder of the Company. The complaint purports to assert claims on behalf of the Company against certain current and former officers and/or members of the Board of Directors of the Company and DEAC. The complaint contends that certain individuals are liable to the Company for any adverse judgment in the federal securities class actions described above under Sections 10(b) and 21D of the Exchange Act. The complaint also purports to assert claims on behalf of the Company for breach of fiduciary duty and corporate waste against all individual defendants arising out of the same the allegations concerning SBTech that were contained in the Hindenburg Report. The complaint seeks unspecified compensatory damages, changes to corporate governance and internal procedures, equitable and injunctive relief, restitution, costs and attorney's fees.

The Company cannot predict with any degree of certainty the outcome of this matter or determine the extent of any potential liabilities. The Company also cannot provide an estimate of the possible loss or range of loss. Because this action alleges claims on behalf of the Company and purports to seeks a judgment in favor of the Company, the Company does not believe, based on currently available information, that the outcome of this proceeding will have a material adverse effect on DraftKings’ financial condition, although the outcome could be material to DraftKings’ operating results for any particular period, depending, in part, upon the operating results for such period.

AG 18, LLC d/b/a/ Arrow Gaming

On August 19, 2021, AG 18, LLC d/b/a/ Arrow Gaming (“Arrow Gaming”) filed a complaint against DraftKings in the United States District Court for the District of New Jersey alleging that DraftKings’ DFS and Casino products infringe four patents. On October 12, 2021, Arrow Gaming filed an amended complaint to add one additional patent.

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
Letters of Credit
In connection with the Credit Agreement with Pacific Western Bank, the Company has entered into several letters of credit totaling $4.2 million as of September 30, 2021 and December 31, 2020 for the Company’s leases of office space.

13.Subsequent Event

On October 18, 2021, the Company made a $25.0 million private placement investment in connection with the closing of the previously announced merger transaction between Horizon Acquisition Corp. and Vivid Seats Inc. (the "Vivid Seats Business Combination"). After the closing of the merger transaction, the Company owns approximately 2.5 million shares of the combined entity's class A common stock. Pursuant to an agreement with Eldridge Industries, LLC, the Company has the option to sell its shares, which were acquired for $10.00 per share, on the business day following the first anniversary of the closing of the Vivid Seats Business Combination, at a price of $9.77 per share.

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

These risks and other factors include those set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on February 26, 2021 and as amended on Form 10-K/A on May 3, 2021 (the “2020 Annual Report”) and in our Form 10-Q for the quarter ended March 31, 2021 filed with the SEC on May 7, 2021. Due to the uncertain nature of these factors, management cannot assess the impact of each factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any of these statements to reflect events or circumstances occurring after the date of this Report. New factors may emerge and it is not possible to predict all factors that may affect our business and prospects.
Our Business
We are a digital sports entertainment and gaming company. We provide users with daily fantasy sports (“DFS”), sports betting (“Sportsbook”) and online casino (“iGaming”) opportunities, as well as media and other online consumer product offerings. We are also involved in the design, development, and licensing of sports betting and casino gaming software for online and retail Sportsbooks and casino gaming products, as well as other online consumer product offerings.

Our mission is to make life more exciting by responsibly creating the world’s favorite real-money games and betting experiences. We accomplish this by creating an environment where our users can find enjoyment and fulfillment through DFS, Sportsbook and iGaming. We are also highly focused on our responsibility as a steward of this new era in real-money gaming. Our ethics guide our decision making, both with respect to the tradition and integrity of sports and in our investments in regulatory compliance and consumer protection.
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
Our priorities are to (a) continue to invest in our products and services, (b) launch our product offerings in new geographies, (c) create replicable and predictable state-level unit economics in sports betting and iGaming and (d) expand our consumer offerings. When we launch Sportsbook and iGaming offerings in a new jurisdiction, we invest in user acquisition, retention and cross-selling until the new jurisdiction provides a critical mass of users engaged across our product offerings.
Our current technology is highly scalable with relatively minimal incremental spend required to launch our product offerings in new jurisdictions. We will continue to manage our fixed-cost base in conjunction with our market entry plans and focus our variable spend on marketing, user experience and support and regulatory compliance to become the product of choice for users and maintain favorable relationships with regulators. We expect to improve our profitability over time (excluding the impact of amortization of acquired intangibles) through cost synergies and new opportunities driven by our completed vertical integration of SBTech’s technology and expertise.
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
B2B
Our B2B business is primarily comprised of the operations of SBTech, which we acquired on April 23, 2020. Our B2B segment’s principal activities involve the design and development of sports betting and casino gaming software. Our B2B services are delivered through our proprietary software, and our complementary service offerings include trading and risk management and support for reporting, customer management and regulatory reporting requirements. The operations of our B2B segment are concentrated mainly in Europe and the United States. Previously, SBTech offered its services through a reseller model in Asia. On April 1, 2021, the agreement with the reseller was terminated, with a transition period that has already ended.
Impact of COVID-19
The COVID-19 pandemic has adversely impacted global commercial activity, disrupted supply chains and contributed to significant volatility in financial markets. Beginning in 2020 and continuing into 2021, the COVID-19 pandemic adversely impacted many different industries. The ongoing COVID-19 pandemic could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the extent and the duration of the impact of COVID-19. The COVID-19 pandemic therefore presents material uncertainty and risk with respect to us and our performance and could affect our financial results in a materially adverse way.
Since the start of the COVID-19 pandemic, the primary impacts to us have been the suspension, cancellation and rescheduling of sports seasons and sporting events. Beginning in March 2020 and continuing into the first month of the third quarter of 2020, many sports seasons and sporting events, including the MLB regular season, domestic soccer leagues and European Cup competitions, the NBA regular season and playoffs, the NCAA college basketball tournament, the Masters golf tournament, and the NHL regular season and playoffs, were suspended or cancelled. The suspension of sports seasons and sporting events reduced customers’ use of, and spending on, our Sportsbook and DFS product offerings. Starting in the third quarter of 2020 and continuing into the fourth quarter of 2020, major professional sports leagues resumed their activities, many of which were held at limited or reduced capacity. MLB began its season after a three-month delay and also completed the World Series, the NHL resumed its season and completed the Stanley Cup Playoffs, the Masters golf tournament was held, most domestic soccer leagues resumed and several European cup competitions were held, and the NFL season began on its regular schedule. During this period, the NBA also resumed its season, completed the NBA Finals and commenced its 2020 - 2021 season. The suspension and alteration of sports seasons and sporting events in 2020 reduced customers’ use of, and spending on, our Sportsbook and DFS product offerings and caused us to issue refunds for canceled events. In the nine months ended September 30, 2021, many sports seasons continued and most sporting events were held as planned, including the NFL regular season, the NFL Playoffs and Superbowl LV, the NBA regular season and NBA playoffs, the NHL regular season and the NHL Stanley Cup, the NASCAR Cup Series, various NCAA football bowl games, the NCAA college basketball season and tournament, and the UEFA European Football Championship. The continued return of major sports and sporting events generated significant user interest and activity in our Sportsbook and DFS product offerings. However, the possibility remains that sports seasons and sporting events may be suspended, cancelled or rescheduled due to COVID-19 outbreaks.
Our revenue varies based on sports seasons and sporting events amongst other factors, and cancellations, suspensions or alterations resulting from COVID-19 have the potential to adversely affect our revenue, possibly materially. However, our product offerings that do not rely on sports seasons and sporting events, such as iGaming, may partially offset this adverse impact on revenue. DraftKings is also developing more innovative products that do not rely on traditional sports seasons and sporting events, for example, products that permit wagering and contests on events such as eSports and simulated NASCAR.
A significant or prolonged decrease in consumer spending on entertainment or leisure activities would also likely have an adverse effect on demand for our product offerings, reducing cash flows and revenues, and thereby materially harming our business, financial condition and results of operations. In addition, a materially disruptive resurgence of COVID-19 cases or the emergence of additional variants or strains of COVID-19 could cause other widespread or more severe impacts depending on where infection rates are highest. As steps taken to mitigate the spread of COVID-19 necessitated a shift away from a traditional office environment for many employees, we implemented business continuity programs to ensure that employees were safe and that our business continued to function with minimal disruptions to normal work operations while employees worked remotely. We will continue to monitor developments relating to disruptions and uncertainties caused by COVID-19.
Financial Highlights and Trends
The following table sets forth a summary of our financial results for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(amounts in thousands)	2021	2020	2021	2020
Revenue (1)	$212,819	$132,836	$822,700	$292,309
Pro Forma Revenue (2)	212,819	132,836	822,700	321,279
Net Loss (1)	(545,028)	(395,661)	(1,196,898)	(989,139)
Pro Forma Net Loss (2)	(545,028)	(395,661)	(1,196,898)	(1,000,360)
Adjusted EBITDA (3)	(313,603)	(197,079)	(548,167)	(304,035)
Pro Forma Adjusted EBITDA (3)	(313,603)	(197,079)	(548,167)	(307,956)

(1)Due to the timing of the Business Combination, the nine months ended September 30, 2020 reflect B2B/SBTech activity beginning April 24, 2020.

(2)Assumes that the Business Combination was consummated on January 1, 2019. See “—Comparability of Financial Information” below.
(3)Adjusted EBITDA and Pro Forma Adjusted EBITDA are non-GAAP financial measures. See “—Non-GAAP Information” below for additional information about these measures and a reconciliation of these measures.

Revenue increased by $80.0 million and $530.4 million in the three and nine months ended September 30, 2021, respectively, compared to the three and nine months ended September 30, 2020, primarily due to the strong performance of our B2C segment as a result of robust customer acquisition and retention and the successful launches of our Sportsbook and iGaming product offerings in additional jurisdictions since the third quarter of 2020. These increases were partially offset by planned promotional investments in the launch of our Sportsbook product offering in two new states in the third quarter of 2021, Arizona and Wyoming, as well as atypical hold rates primarily from NFL wagering. In addition, revenue growth for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020 reflects the resumption of major sporting events when compared to the same period in 2020, which had multiple suspensions and cancellations as a result of COVID-19 that resulted in a reduction in customers’ use of, and spending on, our Sportsbook and DFS product offerings.

Pro forma revenue increased by $501.4 million in the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, mainly reflecting the strong performance of our B2C segment, as discussed above, and an increase in B2B revenues as our B2B business was also negatively impacted in 2020 by COVID-19.

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
We had cash on hand, excluding cash held on behalf of customers, of $2.4 billion as of September 30, 2021, compared to $1.8 billion as of December 31, 2020.
Due to fair value changes throughout the three and nine months ended September 30, 2021, we recorded a gain on remeasurement of warrant liabilities of $7.1 million and a loss on remeasurement of warrant liabilities of $2.9 million, respectively, and a loss on remeasurement of warrant liabilities of $47.9 million and $411.3 million for the three and nine months ended September 30, 2020, respectively.
The following discussion of our results of operations for the three and nine months ended September 30, 2021 includes the financial results of SBTech. Accordingly, our consolidated results of operations for the three and nine months ended September 30, 2021 are not comparable to our consolidated results of operations for prior periods. Our B2C segment results, presented and discussed below, are comparable to DraftKings’ legacy operations and our reported consolidated results for prior periods.
To facilitate comparability between periods, we have included in this Report a supplemental discussion of our results of operations for the three and nine months ended September 30, 2021 compared with our unaudited pro forma results of operations for the three and nine months ended September 30, 2020. The pro forma results for the three and nine months ended September 30, 2020 were prepared giving effect to the Business Combination as if it had been consummated on January 1, 2019, and are based on estimates and assumptions, which we believe are reasonable and consistent with Article 11 of Regulation S-X.

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
We define MUPs as the number of unique payers per month who had a paid engagement (i.e., participated in a real-money engagement with one of our B2C product offerings such as DFS contest, sports bet or casino game) across one or more of our product offerings via our technology. For reported periods longer than one month, we average the MUPs for the months in the reported period.

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
The charts below present our MUPs for the three and nine months ended September 30, 2021 and 2020:

Average Monthly Unique Payers
(in thousands)
1,021
1,340
Q3 2020
Q3 2021

Average Monthly Unique Payers
(in thousands)
679
1,335
YTD Q3 2020
YTD Q3 2021

Average Revenue per MUP (“ARPMUP”). ARPMUP is the average B2C segment revenue per MUP, and this key metric represents our ability to drive usage and monetization of our B2C product offerings. The charts below present our ARPMUP for the three and nine months ended September 30, 2021 and 2020:

Average Revenue per Monthly Unique Payer
(in whole dollars)
$34
$47
Q3 2020
Q3 2021

Average Revenue per Monthly Unique Payer
(in whole dollars)
$41
$61
YTD Q3 2020
YTD Q3 2021

We define and calculate ARPMUP as the average monthly B2C segment revenue for a reporting period, divided by MUPs (i.e., the average number of unique payers) for the same period.
Our period-on-period increase in MUPs for the three and nine months ended September 30, 2021, compared to the same periods in 2020, primarily reflects strong unique payer retention and acquisition across our Sportsbook and iGaming product offerings as well as the expansion of our Sportsbook and iGaming product offerings into new states. Year-over-year growth in MUPs in the nine months ended September 30, 2021 was also positively impacted by the suspension and cancellation of major sporting events beginning in March of 2020 as a result of COVID-19.

ARPMUP increased in the three and nine months ended September 30, 2021 primarily due to strong customer engagement, a continued mix shift into our Sportsbook and iGaming product offerings and cross-selling our customers into more products. In addition, ARPMUP was positively impacted in the nine months ended September 30, 2021 as the suspension and cancellation of major sporting events that resulted from COVID-19 in the prior year did not reoccur in 2021.

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
Adjusted EBITDA
The table below presents our Adjusted EBITDA reconciled to our net loss, the closest U.S. GAAP measure, for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(amounts in thousands)	2021	2020	2021	2020
Net loss	$(545,028)	$(395,661)	$(1,196,898)	$(989,139)
Adjusted for:
Depreciation and amortization (1)	30,356	26,595	88,600	49,967
Interest expense (income), net	1,556	(686)	(1,071)	2,253
Income tax provision (benefit)	3,845	(13)	1,654	319
Stock-based compensation (2)	175,664	117,034	499,246	176,362
Transaction-related costs (3)	4,348	3,585	15,261	34,492
Litigation, settlement, and related costs (4)	4,712	2,419	8,933	5,771
Advocacy and other related legal expenses (5)	16,667	—	27,702	—
(Gain) loss on remeasurement of warrant liabilities	(7,091)	47,908	2,905	411,269
Other non-recurring costs, special project costs and non-operating costs (6)	1,368	1,740	5,501	4,671
Adjusted EBITDA	$(313,603)	$(197,079)	$(548,167)	$(304,035)
Adjusted EBITDA by segment:
B2B	$(5,903)	$4,376	$(6,854)	$854
B2C	$(307,700)	$(201,455)	$(541,313)	$(304,889)

(1)The amounts include the amortization of acquired intangible assets of $20.2 million and $18.8 million for the three months ended September 30, 2021 and 2020, respectively, and $59.9 million and $32.0 million for the nine months ended September 30, 2021 and 2020, respectively.
(2)The amounts for the three and nine months ended September 30, 2021 primarily reflect stock-based compensation expenses resulting from the issuance of awards under long-term incentive plans. The amounts for the three and nine months ended September 30, 2020, primarily reflect stock-based compensation expenses resulting from the issuance of awards under long-term incentive plans and, for the nine months ended September 30, 2020, the issuance of our Class B shares (which have no economic or conversion rights) to our Chief Executive Officer.
(3)Includes capital markets advisory, consulting, accounting and legal expenses related to evaluation, negotiation and integration costs incurred in connection with pending or completed transactions and offerings. These costs include those relating to the Business Combination for the three and nine months ended September 30, 2020.
(4)Includes primarily external legal costs related to litigation and litigation settlement costs deemed unrelated to our core business operations.
(5)Includes certain non-recurring costs relating to advocacy efforts and other legal expenses in jurisdictions where we do not operate certain products and are actively seeking licensure, or similar approval, for those products. For 2021, those costs primarily relate to California and Florida. The amount excludes other recurring costs relating to advocacy efforts and other legal expenses incurred in jurisdictions where related legislation has been passed and we currently operate.
(6)Includes primarily consulting, advisory and other costs relating to non-recurring items and special projects, including the implementation of internal controls over financial reporting, as well as our equity method share of the investee’s losses.

Pro Forma Adjusted EBITDA

The table below presents our Actual Non-GAAP Adjusted EBITDA reconciled to net loss for the nine months ended September 30, 2021, compared to a similar reconciliation of our Non-GAAP Pro Forma Adjusted EBITDA to our pro forma net income for the same period in 2020:

	Nine months ended September 30,
	2021	2020
(amounts in thousands)	Actual	Pro Forma
Net loss	$(1,196,898)	$(1,000,360)
Adjusted for:
Depreciation and amortization (1)	88,600	73,252
Interest (income) expense, net	(1,071)	2,713
Income tax provision (benefit)	1,654	3,904
Stock-based compensation (2)	499,246	187,239
Transaction-related costs (3)	15,261	3,585
Litigation, settlement, and related costs (4)	8,933	5,771
Advocacy and other related legal expenses (5)	27,702	—
Loss on remeasurement of warrant liabilities	2,905	411,269
Other non-recurring costs, special project costs and non-operating costs (6)	5,501	4,671
Pro forma Adjusted EBITDA	$(548,167)	$(307,956)

(1)The amounts include the amortization of acquired intangible assets of $59.9 million and $54.1 million for the nine months ended September 30, 2021 and 2020, respectively.
(2)The amounts for the three and nine months ended September 30, 2020, primarily reflect stock-based compensation expenses resulting from the issuance of awards under long-term incentive plans and, for the nine months ended September 30, 2020, the issuance of our Class B shares (which have no economic or conversion rights) to our Chief Executive Officer and the satisfaction of the performance condition, immediately prior to the consummation of the Business Combination, on stock-based compensation awards granted to SBTech employees in prior periods.
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
(5)Includes certain non-recurring costs relating to advocacy efforts and other legal expenses in jurisdictions where we do not operate certain products and are actively seeking licensure, or similar approval, for those products. For 2021, those costs primarily relate to California and Florida. The amount excludes other recurring costs relating to advocacy efforts and other legal expenses incurred in jurisdictions where related legislation has been passed and we currently operate.
(6)Includes primarily consulting, advisory and other costs relating to non-recurring items and special projects, including the implementation of internal controls over financial reporting, as well as our equity method share of the investee’s losses.

Results of Operations
Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020
The following table sets forth a summary of our consolidated results of operations for the interim periods indicated, and the changes between periods.

	Three months ended September 30,
(amounts in thousands, except percentages)	2021	2020	$ Change	% Change
Revenue	$212,819	$132,836	$79,983	60.2%
Cost of revenue	170,749	96,569	(74,180)	(76.8)%
Sales and marketing	303,658	203,339	(100,319)	(49.3)%
Product and technology	65,222	53,909	(11,313)	(21.0)%
General and administrative	219,706	127,376	(92,330)	(72.5)%
Loss from operations	(546,516)	(348,357)	(198,159)	(56.9)%
Interest (expense) income, net	(1,556)	686	(2,242)	(326.8)%
Gain (loss) on remeasurement of warrant liabilities	7,091	(47,908)	54,999	114.8%
Loss before income tax provision (benefit) and loss from equity method investment	(540,981)	(395,579)	(145,402)	(36.8)%
Income tax provision (benefit)	3,845	(13)	(3,858)	(29,676.9)%
Loss from equity method investment	202	95	(107)	(112.6)%
Net loss	$(545,028)	$(395,661)	$(149,367)	(37.8)%

Revenue. Revenue increased $80.0 million, or 60.2%, to $212.8 million in the three months ended September 30, 2021, from $132.8 million in the three months ended September 30, 2020. The increase was attributable to $85.4 million in incremental B2C segment revenue, partially offset by a decrease of B2B segment revenue of $5.5 million.

The $85.4 million increase in our B2C segment revenue was primarily attributable to our online gaming revenues which increased $76.8 million, or 77.2%, to $176.3 million in the three months ended September 30, 2021, from $99.5 million in the three months ended September 30, 2020. The remaining increase in our B2C segment revenue was attributable to "Other" revenues, which primarily includes media and retail Sportsbooks.

Online gaming revenue grew in the three months ended September 30, 2021 due to MUPs increasing by 31.2% and ARPMUP increasing by 37.6% as compared to the three months ended September 30, 2020.

Compared to the prior year period, online gaming revenue increased in the three months ended September 30, 2021 due to the ongoing legalization of online sports betting and iGaming throughout the country. Since the three months ended September 30, 2020, we launched our online Sportsbook product offering in Arizona, Michigan, Tennessee, Virginia and Wyoming, our iGaming product offering in Michigan, and we continued to increase customer engagement with our Sportsbook and iGaming product offerings in previously launched states. These increases were partially offset by planned promotional investments in launches of our Sportsbook product offering in two new states in the third quarter of 2021, Arizona and Wyoming, as well as atypical hold rates primarily from NFL wagering.

Cost of Revenue. Cost of revenue increased $74.2 million, or 76.8%, to $170.7 million in the three months ended September 30, 2021, from $96.6 million in the three months ended September 30, 2020. Of this increase, $5.7 million was attributable to the B2B segment.

Excluding the impact of our B2B segment, the cost of revenue increase would have been $68.5 million, reflecting growth in revenue from the expanded product and geographic footprint of our B2C segment, including the launch of our Sportsbook product offering in Wyoming and Arizona in the three months ended September 30, 2021. The $68.5 million cost of revenue increase can be primarily attributed to an increase in our variable expenses such as product taxes and payment processing fees, which increased $32.5 million and $14.2 million, respectively. The remaining increase was primarily attributable to variable platform costs and revenue share arrangements resulting from additional customer activity.

B2C segment cost of revenue as a percentage of B2C revenue increased by 6.3 percentage points to 72.5% in the three months ended September 30, 2021 from 66.2% in the three months ended September 30, 2020, reflecting our changed revenue mix from our more mature DFS product offering to our iGaming and Sportsbook product offerings as well as higher promotional investment in new geographies. In addition, the launch of our Sportsbook product offering in Wyoming and

Arizona resulted in negative revenue in the three months ended September 30, 2021. However, as a result of customer activity in these states we incurred variable expenses that are not based on net revenue including payment processing fees and revenue share arrangements. In general, our iGaming and Sportsbook product offerings produce revenue at a higher cost per revenue dollar relative to our more mature DFS product offering.

Sales and Marketing. Sales and marketing expense increased $100.3 million, or 49.3%, to $303.7 million in the three months ended September 30, 2021, from $203.3 million in the three months ended September 30, 2020. Our B2C segment accounted for substantially all of this increase with $72.8 million of the increase resulting from activities to acquire and retain players, such as marketing costs including advertising and development of marketing campaigns, as well as headcount and technology associated with analyzing, developing and deploying those campaigns. The remainder of the increase primarily resulted from an increase in various team and league sponsorships.

Product and Technology. Product and technology expense increased $11.3 million, or 21.0%, to $65.2 million in the three months ended September 30, 2021 from $53.9 million in the three months ended September 30, 2020, of which $6.1 million was attributable to our B2B segment. The remaining increase of $5.2 million primarily reflects additions to our product operations and engineering headcount in our B2C segment.

General and Administrative. General and administrative expense increased $92.3 million, or 72.5%, to $219.7 million in the three months ended September 30, 2021 from $127.4 million in the three months ended September 30, 2020. Our B2C segment accounted for substantially all of this increase, primarily driven by an increase in stock-based compensation expense of $47.8 million from the issuance of awards granted under our long-term incentive plans. The remainder of the increase was primarily attributable to an increase in personnel costs reflecting headcount growth and an increase in certain non-recurring costs relating to advocacy efforts and other legal expenses in jurisdictions where we do not operate certain products and are actively seeking licensure, or similar approval, for those products.

Interest (Expense) Income. Interest expense was $1.6 million in the three months ended September 30, 2021 compared to interest income of $0.7 million in the three months ended September 30, 2020.
Gain (Loss) on Remeasurement of Warrant Liabilities. We recorded a gain on remeasurement of warrant liabilities of $7.1 million in the three months ended September 30, 2021, compared to a loss of $47.9 million in the three months ended September 30, 2020 primarily due to changes in the underlying share price of our class A common stock.
Net Loss. Net loss increased by $149.4 million to $545.0 million in the three months ended September 30, 2021 from $395.7 million in the three months ended September 30, 2020, for the reasons discussed above.
Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020
The following table sets forth a summary of our consolidated results of operations for the interim periods indicated, and the changes between periods.

	Nine months ended September 30,
(amounts in thousands, except percentages)	2021	2020	$ Change	% Change
Revenue	$822,700	$292,309	$530,391	181.4%
Cost of revenue	540,980	187,315	(353,665)	(188.8)%
Sales and marketing	703,056	303,233	(399,823)	(131.9)%
Product and technology	184,016	102,499	(81,517)	(79.5)%
General and administrative	587,509	274,180	(313,329)	(114.3)%
Loss from operations	(1,192,861)	(574,918)	(617,943)	(107.5)%
Interest income (expense), net	1,071	(2,253)	3,324	147.5%
Loss on remeasurement of warrant liabilities	(2,905)	(411,269)	408,364	99.3%
Loss before income tax provision and loss from equity method investment	(1,194,695)	(988,440)	(206,255)	(20.9)%
Income tax provision	1,654	319	(1,335)	(418.5)%
Loss from equity method investment	549	380	(169)	(44.5)%
Net loss	$(1,196,898)	$(989,139)	$(207,759)	(21.0)%

Revenue. Revenue increased $530.4 million, or 181.4%, to $822.7 million in the nine months ended September 30, 2021, from $292.3 million in the nine months ended September 30, 2020. The increase was partially attributable to $38.4 million in incremental B2B segment revenue primarily related to a full period of SBTech’s results in the nine months ended September 30, 2021 compared to a partial period of SBTech’s results in the nine months ended September 30, 2020 (SBTech was acquired on April 23, 2020).

Excluding the impact of our B2B segment, revenue would have increased by $491.9 million in the nine months ended September 30, 2021, which is primarily attributable to our online gaming revenues which increased $468.6 million, or 196.4%, to $707.1 million in the nine months ended September 30, 2021 from $238.6 million in the nine months ended September 30, 2020. The remaining increase in revenue was attributable to "Other" revenues, which primarily includes media and retail Sportsbook.

Online gaming revenue grew in the nine months ended September 30, 2021 due to MUPs increasing by 96.6% and ARPMUP increasing by 50.9% as compared to the nine months ended September 30, 2020.

Compared to the prior year period, online gaming revenue increased in the nine months ended September 30, 2021 due to the ongoing legalization of online sports betting and iGaming throughout the country. Since the September 30, 2020, we launched our online Sportsbook product offering in Arizona, Michigan, Tennessee, Virginia and Wyoming, our iGaming product offering in Michigan, and we continued to increase customer engagement with our Sportsbook and iGaming product offerings in previously launched states.

Cost of Revenue. Cost of revenue increased $353.7 million, or 188.8%, to $541.0 million in the nine months ended September 30, 2021, from $187.3 million in the nine months ended September 30, 2020. Of this increase, $52.3 million was attributable to our B2B segment, including an increase of $27.9 million in amortization of acquired intangibles.

Excluding the impact of our B2B segment, the cost of revenue increase would have been $301.4 million, reflecting the growth in revenue from our expanded product and geographic footprint of our B2C segment including the launch of our Sportsbook product offering in Wyoming and Arizona in the nine months ended September 30, 2021. The $301.4 million cost of revenue increase can be primarily attributed to an increase in our variable expenses such as product taxes and payment processing fees, which increased $155.1 million and $51.7 million, respectively. The remaining increase was primarily attributable to variable platform costs and revenue share arrangements resulting from additional customer activity.

B2C segment cost of revenue as a percentage of B2C revenue increased by 3.1 percentage points to 59.7% in the nine months ended September 30, 2021 from 56.6% in the nine months ended September 30, 2020, reflecting our changed revenue mix from our more mature DFS product offering to our iGaming and Sportsbook product offerings as well as higher promotional investment in new geographies. In addition, the launch of our Sportsbook product offering in Wyoming and Arizona resulted in negative revenue in the nine months ended September 30, 2021. However, as a result of customer activity we incurred variable expenses that are not based on net revenue including payment processing fees and revenue share arrangements. In general, our iGaming and Sportsbook product offerings produce revenue at a higher cost per revenue dollar relative to our more mature DFS product offering.

Sales and Marketing. Sales and marketing expense increased $399.8 million, or 131.9%, to $703.1 million in the nine months ended September 30, 2021, from $303.2 million in the nine months ended September 30, 2020. Our B2C segment accounted for substantially all of this increase with $305.9 million of the increase resulting from activities to acquire and retain players, such as marketing costs including advertising and development of marketing campaigns, as well as headcount and technology associated with analyzing, developing and deploying those campaigns. The remainder of the increase primarily resulted from an increase in various team and league sponsorships.

Product and Technology. Product and technology expense increased $81.5 million, or 79.5%, to $184.0 million in the nine months ended September 30, 2021 from $102.5 million in the nine months ended September 30, 2020, of which $38.3 million was attributable to the B2B segment. Excluding the impact of our B2B segment, the increase would have been $43.3 million and primarily reflects an increase in stock-based compensation expense of $26.5 million. The remainder of the increase primarily reflects additions to our product operations and engineering headcount in our B2C segment.

General and Administrative. General and administrative expense increased $313.3 million, or 114.3%, to $587.5 million in the nine months ended September 30, 2021 from $274.2 million in the nine months ended September 30, 2020. Of this increase, $14.2 million was attributable to the B2B segment. Excluding the impact of our B2B segment, the increase would have been $299.1 million. Our B2C segment accounted for substantially all of this increase, primarily driven by an increase in stock-based compensation expense of $243.5 million from the issuance of awards granted under our long-term incentive plans. The remainder of the increase was primarily attributable to an increase in personnel costs reflecting headcount growth and an increase in certain non-recurring costs relating to advocacy efforts and other legal expenses in jurisdictions where we do not operate certain products and are actively seeking licensure, or similar approval, for those products.

Interest Income (Expense). Interest income was $1.1 million in the nine months ended September 30, 2021 compared to interest expense of $2.3 million in the nine months ended September 30, 2020.
Loss on Remeasurement of Warrant Liabilities. We recorded a loss on remeasurement of warrant liabilities of $2.9 million in the nine months ended September 30, 2021, compared to a loss of $411.3 million in the nine months ended September 30, 2020 primarily due to changes in the underlying share price of our class A common stock.
Net Loss. Net loss increased by $207.8 million to $1,196.9 million in the nine months ended September 30, 2021 from $989.1 million in the nine months ended September 30, 2020, for the reasons discussed above.
Results of Operations for the Nine Months Ended September 30, 2021 Compared to the Supplemental Unaudited Pro Forma Results of Operations for the Nine Months Ended September 30, 2020
Set forth below are our results of operations for the nine months ended September 30, 2021, compared with the pro forma results of operations for the nine months ended September 30, 2020. These pro forma results assume that the acquisition of SBTech, which is the primary component of our B2B segment, occurred on January 1, 2019 and are based on estimates and assumptions which we believe are reasonable. They are not the results that would have been realized had the acquisition of SBTech actually occurred on January 1, 2019 and are not indicative of our consolidated results of operations for future periods.

	Nine months ended September 30,
	2021	2020	$ Change	% Change
(amounts in thousands, except percentages)	Actual	Pro Forma
Revenue	$822,700	$321,279	$501,421	156.1%
Cost of revenue	540,980	218,177	(322,803)	(148.0)%
Sales and marketing	703,056	307,530	(395,526)	(128.6)%
Product and technology	184,016	120,070	(63,946)	(53.3)%
General and administrative	587,509	257,596	(329,913)	(128.1)%
Loss from operations	(1,192,861)	(582,094)	(610,767)	(104.9)%
Interest income (expense), net	1,071	(2,713)	3,784	139.5%
Loss on remeasurement of warrant liabilities	(2,905)	(411,269)	408,364	99.3%
Loss before income tax provision and loss from equity method investment	(1,194,695)	(996,076)	(198,619)	(19.9)%
Income tax provision	1,654	3,904	2,250	57.6%
Loss from equity method investment	549	380	(169)	(44.5)%
Net loss	$(1,196,898)	$(1,000,360)	$(196,538)	(19.6)%
Revenue. Revenue increased $501.4 million, or 156.1%, to $822.7 million in the nine months ended September 30, 2021 from pro forma revenue of $321.3 million in the nine months ended September 30, 2020. Of this increase, $491.9 million was attributable to the performance of our B2C segment, as discussed above.
Cost of Revenue. Cost of revenue increased $322.8 million, or 148.0%, to $541.0 million in the nine months ended September 30, 2021 from pro forma cost of revenue of $218.2 million in the nine months ended September 30, 2020. Of this increase, $301.4 million was attributable to the performance of our B2C segment, as discussed above.
Sales and Marketing. Sales and marketing expense increased $395.5 million, or 128.6%, to $703.1 million in the nine months ended September 30, 2021, from pro forma sales and marketing expense of $307.5 million in the nine months ended September 30, 2020. Substantially all of the increase was attributable to the performance of our B2C segment, as discussed above.

Product and Technology. Product and technology expense increased by $63.9 million, or 53.3%, to $184.0 million in the nine months ended September 30, 2021, from pro forma product and technology expense of $120.1 million in the nine months ended September 30, 2020. Of this increase, $43.3 million was attributable to the performance of our B2C segment, as discussed above. The remaining increase was attributable to the pro forma performance of the B2B segment, driven mainly by an increase in stock-based compensation awards and increased headcount.

General and Administrative. General and administrative expense increased $329.9 million, or 128.1%, to $587.5 million in the nine months ended September 30, 2021, from pro forma general and administrative expense of $257.6 million in the nine months ended September 30, 2020. Of this increase, $299.1 million was attributable to the performance of our B2C segment, as discussed above. The remaining increase was attributable to the pro forma performance of the B2B segment, driven primarily by an increase in stock-based compensation awards and increased headcount.

Interest Income (Expense). Interest income was $1.1 million in the nine months ended September 30, 2021, compared to pro forma interest expense of $2.7 million in the nine months ended September 30, 2020.
Loss on Remeasurement of Warrant Liabilities. We recorded a loss on remeasurement of warrant liabilities of $2.9 million in the nine months ended September 30, 2021, compared to a loss of $411.3 million in the nine months ended September 30, 2020 primarily due to changes in the underlying share price of our class A common stock.
Net Loss. Net loss increased by $196.5 million to $1,196.9 million in the nine months ended September 30, 2021, from pro forma net loss of $1,000.4 million in the nine months ended September 30, 2020, for the reasons discussed above.
Liquidity and Capital Resources
We had $2.4 billion in cash and cash equivalents as of September 30, 2021 (excluding player cash, which we segregate from our operating cash balances on behalf of our paid users for all jurisdictions and products). We believe our cash on hand is sufficient to meet our current working capital and capital expenditure requirements for a period of at least twelve months from the date of this filing, irrespective of the continuing impact of COVID-19.
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
We also have a revolving credit facility with Pacific Western Bank with a current limit of $60.0 million. The facility is scheduled to mature on March 1, 2022. As of September 30, 2021, $4.2 million of the amount available under the facility was applied to the issuance of letters of credit in connection with our office leases. $55.8 million was available for borrowing under the revolving credit facility as of the date of this Report.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine months ended September 30,
(amounts in thousands)	2021	2020
Net cash used in operating activities	$(247,261)	$(127,859)
Net cash used in investing activities	(118,695)	(211,633)
Net cash provided by financing activities	1,134,129	1,515,940
Effect of foreign exchange rates on cash and cash equivalents and restricted cash	1,884	1,358
Net increase in cash and cash equivalents and restricted cash	770,057	1,177,806
Cash and cash equivalents and restricted cash at beginning of period	2,104,976	220,533
Cash and cash equivalents and restricted cash at end of period	$2,875,033	$1,398,339
Operating Activities. Net cash used in operating activities in the nine months ended September 30, 2021 was $247.3 million, compared to $127.9 million in the nine months ended September 30, 2020, mainly reflecting our $207.8 million higher net loss, for the reasons discussed above, net of non-cash cost items. Non-cash cost items decreased $59.5 million period-over-period, driven primarily by a decrease in loss on remeasurement of warrants liabilities and partially offset by an increase in stock-based compensation expense and depreciation and amortization. The increase in these cash outflows was partially offset by improvements in operating working capital of $147.9 million primarily due to an increase in cash provided by our accounts payable and accrued expenses and liabilities due to users.
Investing Activities. Net cash used in investing activities during the nine months ended September 30, 2021 decreased by $92.9 million to $118.7 million from $211.6 million during the same period in 2020, mainly reflecting the cash portion of consideration paid to SBTech shareholders in connection with the Business Combination during the second quarter of 2020.
Financing Activities. Net cash provided by financing activities during the nine months ended September 30, 2021 decreased by $381.8 million to $1,134.1 million from $1,515.9 million during the same period in 2020. Although we completed a convertible debt offering during the nine months ended September 30, 2021, there were additional activities that occurred during the nine months ended September 30, 2020 that caused cash provided by financing activities to decrease when comparing these periods. Such activities that occurred during the nine months ended September 30, 2020 include the recapitalization of DEAC shares and net proceeds of $201.5 million that primarily related to the exercise of our public warrants, which became exercisable following the Business Combination, and net proceeds of $620.8 million received in connection with a secondary public offering.
Commitments and Contingencies
Refer to Note 12 of our unaudited condensed consolidated financial statements included elsewhere in this Report for a summary of our commitments as of September 30, 2021.
Critical Accounting Policies
Our financial statements have been prepared in accordance with U.S. GAAP. Our discussion and analysis of the financial condition and results of operations are based on these financial statements. The preparation of these financial statements requires the application of accounting policies in addition to certain estimates and judgments by our management. Our estimates and judgments are based on currently available information, historical results and other assumptions we believe are reasonable. Actual results could differ materially from these estimates.
During the three months ended September 30, 2021, there were no changes to the critical accounting policies discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on February 26, 2021 and as amended on Form 10-K/A on May 3, 2021 (the “2020 Annual Report”). For a complete discussion of our critical accounting policies, refer to the 2020 Annual Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes in our exposure to market risk during the three months ended September 30, 2021. Refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our 2020 Annual Report.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2021. As a result of the restatement of our Original Annual Report, the Company has concluded that there was a material weakness in its operation of controls over the classification and accounting for its Warrants in accordance with Accounting Standards Codification 815-40, and solely as a result of the material weakness, its Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2021.

Notwithstanding this material weakness described above, we have concluded that the Company’s condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and December 31, 2020, and the results of its operations and its cash flows for each of the periods presented, in conformity with U.S. GAAP.

Remediation of Material Weakness

To remediate the material weakness, we studied and clarified our understanding of the accounting for contracts that may be settled in our own stock, such as warrants, as highlighted in the Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”), issued on April 12, 2021 (the “SEC Statement”) and enhanced the accounting policy, controls and procedures related to the accounting for such contracts to determine proper accounting in accordance with U.S. GAAP as clarified by the SEC Statement. We accounted for our Warrants as of and for the three and nine months ended September 30, 2021 in accordance with the SEC Statement. While these actions are subject to ongoing management evaluation, including the validation and testing of internal controls over a sustained period of financial reporting cycles, we are committed to remediating internal controls deficiencies as they are identified and committed to the continuous improvement of its overall controls environment.

Changes in Internal Control Over Financial Reporting
Other than as described above under “Remediation of Material Weakness” above, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 3, 2021, DraftKings and the plaintiffs (other than the Family Member Plaintiffs) filed in Court a joint motion for preliminary approval of a proposed settlement, which the Court approved on June 15, 2021. The proposed settlement is subject to final approval by the Court. On October 6, 2021, the court entered judgment and an order approving a settlement and dismissing the claims with prejudice brought by all plaintiffs except the Family Member Plaintiffs and the Concerned Citizen Claims. Once the settlement agreement becomes effective, the only remaining plaintiffs will be the Family Member Plaintiffs and the Concerned Citizen Claims.

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

On November 6, 2020, the same law firm filed a complaint against DraftKings in Massachusetts Superior Court (Suffolk County), entitled Aaron Abramson, et al. v. DraftKings. In Abramson, the same law firm is seeking, among other things, to compel arbitration against DraftKings on behalf of nine-hundred and ninety-nine (999) individuals. On January 4, 2021, DraftKings and plaintiffs filed a Joint Motion to Transfer Action to Business Litigation Section, which the court allowed and sent notice dated March 1, 2021, to the parties. On March 2, 2021, the same law firm filed with the court (1) Plaintiffs’ Motion to Compel Individual Arbitration and Stay Litigation, DraftKings’ opposition to this motion and Plaintiffs’ reply; and (2) Counter-Defendants’ Answer and Affirmative Defenses to Counter-Claimant DraftKings Inc.’s Counterclaim for Declaratory Relief (the Counterclaim was filed by DraftKings on January 5, 2021). On March 19, 2021, DraftKings filed its Motion to Dismiss the Complaint for Lack of Subject Matter Jurisdiction and Failure to State a Claim, Plaintiffs’ opposition and DraftKings’ reply. The Company has established an accrual for this matter.

On August 7, 2021, DraftKings entered into a confidential settlement agreement which, among other things, resolved the Abramson lawsuit. On or about September 8, 2021, the plaintiffs and DraftKings filed a joint dismissal (without prejudice) of the Abramson lawsuit.

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

On May 24, 2018, the Texas Attorney General answered the complaint filed in Travis County, Texas.

FanDuel filed a petition in intervention on August 24, 2018, seeking essentially the same relief as DraftKings seeks. The Court entered an updated scheduling order setting the case for a non-jury trial on April 20, 2021. The parties subsequently filed an agreed motion to extend the scheduling order seeking, among other things, to change the non-jury trial date to September 26, 2022.

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

On June 17, 2020, we filed petitions for IPRs with the PTAB challenging the validity of each of the IG Patents. The PTAB instituted review for the ‘901, ‘231, and ‘967 patents but denied institution for the ‘302 Patent. On February 5, 2021, we filed a request for rehearing regarding the decision on the ‘302 Patent, which was denied by the PTAB on March 2, 2021. On October 13, 2021, the PTAB heard oral argument on the ’901, ’231, and ’967 patents.

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

On October 4, 2021, we filed a motion to dismiss Winview’s direct infringement claims for the ’543 and ’730 patents, as well as its claims for willful, induced, and contributory infringement for all four asserted patents. On October 29, 2021, the parties filed a stipulation that allows Winview to file a Second Amended Complaint on or before November 15, 2021, which the Court signed and ordered on November 1, 2021. Our motion to dismiss shall be deemed withdrawn, without prejudice, upon the filing of the Second Amended Complaint.

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

Securities Matters

On July 2, 2021, the first of two substantially similar federal securities law putative class actions was filed in the U.S. District Court for the Southern District of New York against the Company and certain of its officers. The actions allege violations of Sections 10(b) and 20(a) of the Exchange Act on a behalf of a putative class of persons who purchased or otherwise acquired DraftKings stock between December 23, 2019 and June 15, 2021. The allegations relate to, among other things, allegedly false and misleading statements and/or failures to disclose information about the Company’s business and prospects, based primarily upon the allegations concerning SBTech that were contained in a report published about DraftKings on June 15, 2021 by Hindenburg Research (the “Hindenburg Report”). We intend to vigorously defend against these claims. The Court is currently deliberating who will be appointed lead plaintiff and lead counsel.

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

Shareholder Derivative Litigation

On October 21, 2021, a putative shareholder derivative action was filed in the U.S. District Court for the District of Nevada by an alleged shareholder of the Company. The complaint purports to assert claims on behalf of the Company against certain current and former officers and/or members of the Board of Directors of the Company and DEAC. The complaint contends that certain individuals are liable to the Company for any adverse judgment in the federal securities class actions described above under Sections 10(b) and 21D of the Exchange Act. The complaint also purports to assert claims on behalf of the Company for breach of fiduciary duty and corporate waste against all individual defendants arising out of the same the allegations concerning

SBTech that were contained in the Hindenburg Report. The complaint seeks unspecified compensatory damages, changes to corporate governance and internal procedures, equitable and injunctive relief, restitution, costs and attorney's fees.

The Company cannot predict with any degree of certainty the outcome of this matter or determine the extent of any potential liabilities. The Company also cannot provide an estimate of the possible loss or range of loss. Because this action alleges claims on behalf of the Company and purports to seeks a judgment in favor of the Company, the Company does not believe, based on currently available information, that the outcome of this proceeding will have a material adverse effect on DraftKings’ financial condition, although the outcome could be material to DraftKings’ operating results for any particular period, depending, in part, upon the operating results for such period.

AG 18, LLC d/b/a/ Arrow Gaming

On August 19, 2021, AG 18, LLC d/b/a/ Arrow Gaming (“Arrow Gaming”) filed a complaint against DraftKings in the United States District Court for the District of New Jersey alleging that DraftKings’ DFS and Casino products infringe four patents. On October 12, 2021, Arrow Gaming filed an amended complaint to add one additional patent. The following U.S. Patents are asserted against one or both of DraftKings’ DFS and Casino products in the amended complaint: (1) U.S. Patent No. 9,613,498 (“the ’498 Patent”), entitled “Systems and Methods For Peer-to-Peer Gaming”; (2) U.S. Patent No. 9,978,205 (“the ’205 Patent”), entitled “Location Based Restrictions on Networked Gaming”; (3) U.S. Patent No. 10,497,220 (“the ’220 Patent”) entitled “Location Based Restrictions on Networked Gaming”); (4) U.S. Patent No. 10,614,657 (“the ’657 Patent”) entitled “Location Based Restrictions on Networked Gaming”; and U.S. Patent No. 11,024,131 (“the ’131 Patent”) entitled “Location Based Restrictions on Networked Gaming”.

The responsive pleading deadline is scheduled for November 9, 2021.

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

Management is unable to provide a meaningful estimate of the possible loss or range of possible loss because, among other reasons, (i) the proceeding is in its early stages; (ii) damages have not been sought with particularity; (iii) damages are unsupported and/or exaggerated; and/or (iv) there are significant factual issues to be resolved.

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
2.1†
Agreement and Plan of Merger, by and among DraftKings Inc., New Duke Holdco, Inc., Golden Nugget Online Gaming, Inc., Duke Merger Sub, Inc. and Gulf Merger Sub, Inc., dated as of August 8, 2021 (incorporated by reference to Exhibit 2.1 to DraftKings Inc.’s Current Report on Form 8-K, filed with the SEC on August 9, 2021).

10.1
Support Agreement, by and among DraftKings Inc., Tilman J. Fertitta, Fertitta Entertainment, Inc., Landry’s Fertitta, LLC, Golden Landry’s LLC, Golden Fertitta, LLC and New Duke Holdco, Inc., dated as of August 8, 2021 (incorporated by reference to Exhibit 2.1 to DraftKings Inc.’s Current Report on Form 8-K, filed with the SEC on August 9, 2021).

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

*Filed herewith.
**Furnished herewith.
† Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted attachment to the SEC on a confidential basis upon request.

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