Form 10-K
period 2021-12-31
DraftKings Inc.
filed 2022-02-18
CIK 1772757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, was $19.2 billion based upon the closing price reported for such date on the Nasdaq Global Select Market.
As of February 16, 2022, there were 408,670,263 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 393,013,951 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.
Documents Incorporated by Reference:
Portions of the registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders, or the Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

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

PART I

Item 1. Business.

Unless the context otherwise requires, the “Company”, “DraftKings”, “New DraftKings”, “we,” “our,” “us” and similar terms refer to DraftKings Inc., a Nevada corporation.

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

Our mission is to make life more exciting by responsibly creating the world’s favorite real-money games and betting experiences. We accomplish this by creating an environment where our users can find enjoyment and fulfillment through DFS, Sportsbook and iGaming, as well as media and other online consumer product offerings. We are also highly focused on our responsibility as a steward of this new era in real-money gaming. Our ethics guide our decision making, with respect to both the tradition and integrity of sports and our investments in regulatory compliance and consumer protection.

We established a following among “skin-in-the-game” sports fans through our robust daily fantasy sports technology that now powers millions of contest entries in peer-to-peer competitions every week. We leverage our technology, the scale and density of our user base and insights from approximately 7.3 million cumulative unique paid users to continuously improve our analytics, marketing and technology. For example, in 2013 we launched the first mobile app in daily fantasy sports, anticipating the behavioral shift of a user base that had historically relied on a desktop-only experience. Five years later, in August 2018, we launched the first mobile sportsbook in New Jersey and as of December 31, 2021, we offer our mobile sportsbook, retail sportsbook, iGaming or business-to-business products in 18 states as we continue to expand our geographic footprint.

Our priorities are to (a) continue to invest in our products and services, (b) launch our product offerings in new geographies, (c) create replicable and predictable state-level unit economics in sports betting and iGaming and (d) expand our other online consumer product offerings. When we launch Sportsbook and iGaming offerings in a new jurisdiction, we plan to invest in user acquisition, retention and cross-selling until the new jurisdiction provides a critical mass of users engaged across our product offerings.

We believe our current technology is highly scalable with relatively minimal incremental technology spend required to launch our product offerings in new jurisdictions. We will continue to manage our fixed-cost base in conjunction with our market entry plans and focus our variable spend on marketing, user experience and support and regulatory compliance with the goals of becoming the product of choice for users and maintaining favorable relationships with regulators. We expect to improve our profitability over time (excluding the impact of amortization of acquired intangibles) through cost synergies and new opportunities driven by our completed vertical integration of the technology and expertise of SBTech (Global) Limited (“SBTech”), which we acquired in April 2020.

Our expected path to profitability is based on the acceleration of positive contribution profit growth driven by marketing efficiencies as we continue the transition from local to regional to national advertising as well as scale benefits from investments in our product and technology and general and administrative functions. On a consolidated Adjusted EBITDA basis, we expect to achieve profitability when total contribution profit exceeds the fixed costs of our business, which depends, in part, on the percentage of the U.S. adult population that has access to our product offerings and the other factors summarized in the section entitled “Cautionary Statement Regarding Forward-Looking Statements”.

During the fiscal years ended December 31, 2021, 2020 and 2019, we had revenue of $1,296.0 million, $614.5 million, $323.4 million, average monthly unique payers ("MUPs") of 1,494 thousand, 883 thousand and 684 thousand and an average revenue per MUP for our business-to-consumer (“B2C”) operations (“ARPMUP”) of $67, $51 and $39. Refer to the discussion in section the “Key Performance Indicators – B2C Operations” within Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein for information regarding our MUPs and ARPMUP.

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

i.DEAC merged with and into us, whereby we survived the merger and became the successor issuer to DEAC;

ii.we changed our name to “DraftKings Inc.”;

iii.we acquired DraftKings Inc., a Delaware corporation (“Old DK”), by way of a merger;

iv.we acquired all of the issued and outstanding share capital of SBTech (the “SBTech Acquisition”); and

v.DEAC’s publicly traded units (Nasdaq: DEACU) separated into their components of publicly traded DEAC Class A common stock (Nasdaq: DEAC) and DEAC public warrants (Nasdaq: DEACW), and each outstanding share of DEAC Class A common stock was exchanged, on a one-for-one basis, for shares of our Class A common stock and all of DEAC’s outstanding warrants became warrants to acquire shares of our Class A common stock.

Upon consummation of the preceding transactions:

(i)Old DK and SBTech became wholly owned subsidiaries of the Company; and

(ii)beginning April 24, 2020, our shares of Class A common stock traded on the Nasdaq under the ticker symbol “DKNG” and our warrants traded on Nasdaq under the ticker symbol “DKNGW.” On July 7, 2020, we redeemed all of our outstanding public warrants that had not been exercised as of July 2, 2020 and on July 20, 2020, we delisted our publicly traded warrants. Only our Class A common stock continues to be traded on the Nasdaq.

Our Products

Our revenues are predominantly generated through our two reportable segments B2C and business-to-business (“B2B”) offerings.

Business-to-consumer

We have three main B2C product offerings—DFS, Sportsbook and iGaming. We consider these three offerings to be of a similar product class, and together they accounted for 96%, 96% and 95% of DraftKings’ B2C revenues for the fiscal years ended December 31, 2021, 2020 and 2019, respectively. DFS, which was our sole product offering until 2018, historically drove our revenue results and accounts for a majority of our users; however, since we launched Sportsbook and iGaming in 2018, states where Sportsbook and iGaming have been approved accounted for a rapidly growing proportion of our users, which has contributed to our revenue growth. In addition to our three main product offerings, our B2C segment also offers non-fungible tokens on DraftKings Marketplace and advertising and sponsorship packages to targeted advertisers across our DFS product offerings, free games and content.

Below is a breakdown of how each DraftKings B2C offering functions:

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

DraftKings Marketplace - We launched DraftKings Marketplace (“Marketplace”) during the third quarter of 2021. Marketplace is a digital collectibles (a non-fungible token, or “NFT”) ecosystem designed for mainstream accessibility that offers curated initial NFT drops (“Primary Sales”). In addition to the Primary Sales, owners of NFTs on Marketplace can list their NFTs for sale to other Marketplace customers (“Secondary Sales”). Once marked for sale, with a chosen selling price, the NFT will appear on the Marketplace secondary market. Customers can browse all available NFTs within the secondary market and can opt to purchase based on the selling price.

The revenue we earn is based on a specific percentage of the gross value of each Primary Sale or Secondary Sale. The revenue is recognized for each sale when the NFT is purchased by the end user.

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

Offsetting our revenues attributable to the B2C business is the portion of gross revenue that we allocate to new and existing user incentives and promotions, which are awarded as a result of game play or at our discretion, through loyalty programs, free plays, deposit bonuses, discounts, rebates or other rewards and incentives. These offsets can be redeemed across multiple product offerings and are generally used to acquire new users, reactivate prior users and increase monetization from active users. We leverage our return-on-investment models that are based on gross profit paybacks, lifetime value, player segmentation and customer and revenue retention to determine appropriate promotional levels.

Business-to-business

We supply B2B sports betting and iGaming services globally for various gaming operators, resellers and government-run lotteries. Our B2B business is primarily comprised of the operations of SBTech, which we acquired on April 23, 2020 with principal activities involving the design and development of sports betting and casino gaming software. Our B2B services are delivered through our proprietary software, and our complementary service offerings include trading and risk management and support for reporting, customer management and regulatory reporting requirements. Our B2B business generates revenue from operators by providing sports betting and integration to iGaming content directly to operators in exchange for a share of operators’ revenues, as well as through fixed fee contracts with resellers. Our agreements with resellers typically provide for a base fee plus a fixed monthly fee determined by the number of operators with which the reseller contracts to access our B2B software.

The operations of our B2B segment are concentrated mainly in Europe and the United States. Previously, SBTech offered its services through a reseller model in Asia. On April 1, 2021, the agreement with the reseller was terminated, with a transition period that has already ended. As of December 31, 2021, we no longer had agreements with any resellers.

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

DraftKings’ core product offerings are built on top of integrated, proprietary account management technology. This technology provides our users with access to their account history across all product offerings and a uniform identity verification system, which is critical in enabling seamless navigation from our national DFS audience to Sportsbook and iGaming products, as existing DFS users need not manage a separate set of account credentials and payment methods for each product offering. Our users also enjoy a highly functional wallet which, in many cases, permits user funds to flow freely from product to product. The technology is certified to safely store user payment information, which reduces our dependency on any particular payment processor, provides redundancy and gives us the flexibility to route our payment volume to a processor of our choosing. In addition, our technology is built to be customizable to the specific regulations of individual jurisdictions. Through our B2B business, we also maintain an account management service that is used by our B2B operators, and as a result, we expect to improve our profitability over time (excluding the impact of amortization of acquired intangibles) through cost synergies and new opportunities driven by our completed vertical integration of SBTech’s technology and expertise.

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

•In March 2021, we became the UFC's first official sportsbook and DFS partner in the United States and Canada. As part of this agreement, we are able to offer in-game promotions, activations, in-broadcast odds integrations and UFC branding across our DFS and Sportsbook offerings.

•In April 2021, we extended our current relationship with the NFL as the exclusive official DFS partner and also became an official NFL sports betting partner.

•In July 2021, in addition to extending our original partnership with the MLB, we expanded our relationship to also include promotional rights and content inclusive of the sports betting category.

•In October 2021, we entered into a multi-year relationship with the NHL to become an Official Sports Betting, Daily Fantasy Sports and iGaming Partner of the league in the United States. To complement the deal, we also reached an agreement with Turner Sports, including Bleacher Report, to be the exclusive sportsbook and daily fantasy sports provider for their coverage of the NHL.

•In November 2021, we expanded our relationship with the NBA to make us a co-official sports betting partner of the NBA. This agreement grants us expansive NBA rights and assets to integrate within its sports betting, daily fantasy sports, iGaming and free-to-play products and promotional offerings.

We engage in similar multi-year relationships with professional sports teams, which serve to bolster our brand affiliation and create unique collaborative integrations for our users.

In September 2020, we entered into a multi-year agreement with ESPN to become a co-exclusive sportsbook link-out provider and exclusive daily fantasy sports link-out provider across a selection of ESPN’s digital properties. Under the agreement, we will be able to advertise our product offerings across ESPN’s digital platforms and through integrations into ESPN programming. More recently, we have established partnerships with media entities like iHeartMedia as we seek to grow our audience of U.S. sports fans.

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

Distribution

We distribute our B2C product offerings through various channels, including traditional websites, direct app downloads and global direct-to-consumer digital platforms such as the Apple App Store and the Google Play store. These two digital platforms are the main distribution channels for our product offerings. Our DFS product offering is delivered as a free application through both the Apple App Store and Google Play Store and is also accessible via mobile and traditional websites. Our Sportsbook and iGaming product offerings are primarily distributed through the Apple App Store and a traditional website. We allow our Android Sportsbook and iGaming users to install our Sportsbook and iGaming product offerings through Google Play Store and our website. We derive nearly all of our revenue through products distributed via the Apple App Store, Google Play Store and via traditional websites. For all of our offerings, neither Apple nor Google take any revenue share for distributing our product.

For our B2B segment, Sportsbook and iGaming products and services are distributed online via the Apple App Store, Google Play Store and traditional websites by operators that have licensed such products and services directly from SBTech, while retail products and services are distributed primarily via self-service betting terminals and standalone computer terminals. Similarly, Apple and Google do not take any revenue share for distributing those products and services. We also license our B2B products and services to resellers (through a fixed-fee model) who sublicense to operators, and in such cases, the reseller is responsible for the maintenance of the products and services. As of December 31, 2021, we no longer had agreements with any resellers.

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

Human Capital Resources

As a multinational technology company with over 3,400 employees located in six countries, our business success is driven by our highly skilled workforce. With our global technology and product team, consisting of over 1,350 employees (which includes over 1,100 engineers), we are well positioned to deliver new, innovative and exciting products to our growing base of customers.

At DraftKings, we recognize that engaging and developing our employees is a key to our success and we rely on attracting and retaining our talent to deliver on DraftKings’ goal to be a leader in today’s fast-growing global entertainment and gaming industries. We routinely measure our employees’ level of engagement and satisfaction through a comprehensive annual engagement survey followed by quarterly pulse surveys. These surveys ensure we hear directly from our valuable employees on how we can better focus on the following areas: (i) alignment with DraftKings’ mission/vision and in-role clarity, (ii) manager effectiveness, (iii) growth opportunities, (iv) inclusion, equity and belonging, (v) work-life balance, (vi) rewards and recognition, (vii) enablement and (viii) overall satisfaction.

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

We also offer our employees a holistic total rewards package with premier health and welfare programs for employees and family members. In addition, every full-time employee receives an equity award upon hire and is also eligible for equity awards on an ongoing basis to align with shareholders and share in the Company’s financial success. Our unstructured paid time off programs enable our workforce to enjoy personal time away from their job responsibilities.

We continue to take action to protect our employees’ health in response to the ongoing COVID-19 pandemic. We have encouraged most of our employees to continue to work from home until we put in place our plans to more broadly reopen our offices. We continue to monitor and assess the global health situation and make decisions about the timing of reopening our offices with the safety of our employees being the highest priority. In the meantime, we continue to have health and safety protocols in our offices to ensure that we are ready for the safe return of our employees to our offices when the time comes. In order to ensure the continued success of our employees during the shift to remote work, we developed training resources for managers to ensure they had the proper skills to lead remote teams and delivered training to employees on how to be effective while working remotely. This includes shifts in our learning and development offerings to full virtual format to minimize disruptions to employee learning.

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

Product-Specific Licensing

Daily Fantasy Sports

DraftKings’ DFS is available in 44 U.S. states, the District of Columbia, and six international jurisdictions. In those states that currently require a license or registration for DFS operations, DraftKings has either obtained from the relevant regulatory authority, the appropriate license or registration, has obtained a provisional license, or is operating pursuant to a grandfathering clause that allows operation pending the availability of licensing applications and subsequent grant of a license. DraftKings also has three foreign DFS licenses and operates under those licenses in six countries. Various state laws and regulations govern our licenses, but generally such state laws and regulations define paid fantasy sports, establish the rules concerning the application and licensure procedures for gaming operators in the fantasy sports business and regulate practices for paid fantasy sports deemed to be detrimental to the public interest. As part of the licensing process, we must submit, in some jurisdictions, extensive materials on our operations, including our technology and data security, age verification of users, segregation of account funds and responsible gaming initiatives.

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

Sportsbook

As of December 31, 2021, 29 U.S. states, the District of Columbia and Puerto Rico have legalized some form of sports betting. Of those 31 legal jurisdictions, 23 have legalized online sports betting. Of those 23 jurisdictions, eighteen are live, and DraftKings operates in fifteen of them. As of December 31, 2021, we operate our online sports betting product via the DraftKings Sportsbook app in Arizona, Colorado, Connecticut, Illinois, Indiana, Iowa, Michigan, New Hampshire, New Jersey, Oregon (B2B), Pennsylvania, Tennessee, Virginia, West Virginia and Wyoming pursuant to our licenses, temporary licenses, or executed vendor agreements granted by the gaming or lottery commission of such states, specifically, the Arizona Department of Gaming, Colorado Limited Gaming Control Commission, Connecticut State Department of Consumer Protection, the Illinois Gaming Board, the Indiana Gaming Commission, the Iowa Racing and Gaming Commission, the Michigan Gaming Control Board, the New Hampshire Lottery Commission, the New Jersey Division of Gaming Enforcement, the Oregon State Lottery, the Pennsylvania Gaming Control Board, the Tennessee Education Lottery Corporation, the Virginia Lottery, the West Virginia Lottery, and the Wyoming Pari-Mutuel Commission. We also operate retail sportsbooks in Colorado, Connecticut, Illinois, Iowa, Louisiana, Mississippi, New Hampshire, New Jersey and New York pursuant to state licensing regimes.

On May 14, 2018, the U.S. Supreme Court issued an opinion determining that PASPA was unconstitutional. PASPA prohibited certain states from “authorizing by law” any form of sports betting. In striking down PASPA, the Supreme Court opened the potential for state-by-state authorization of sports betting. Several states and territories, including Arizona, Arkansas, Colorado, Connecticut, Delaware, Illinois, Indiana, Iowa, Louisiana, Maryland, Michigan, Mississippi, Montana, Nebraska, Nevada, New Hampshire, New Jersey, New York, North Carolina, Ohio, Oregon, Pennsylvania, Puerto Rico, Rhode Island, South Dakota, Tennessee, Virginia, Washington, Washington, D.C., West Virginia, and Wyoming already have laws authorizing and regulating some form of sports betting online or in brick-and-mortar establishments. Sports betting in the United States is subject to additional laws, rules and regulations at the state level. See “Risk Factors - Risk Factors Relating to our Business and Industry - Our business is subject to a variety of U.S. and foreign laws, many of which are unsettled and still developing and which could subject us to claims or otherwise harm our business. Any change in existing regulations or their interpretation, or the regulatory climate applicable to our products and services, or changes in tax rules and regulations or interpretation thereof related to our products and services, could adversely impact our ability to operate our business as currently conducted or as we seek to operate in the future, which could have a material adverse effect on our financial condition and results of operations.”

iGaming

As of December 31, 2021, we operate our iGaming product in New Jersey, pursuant to a transactional waiver granted by the New Jersey Division of Gaming Enforcement, in Connecticut pursuant to an interim license granted by the Connecticut State Department of Consumer Protection, in Michigan pursuant to a license granted by the Michigan Gaming Control Board, in Pennsylvania, pursuant to a license granted by the Pennsylvania Gaming Control Board, and in West Virginia, pursuant to an interim license granted by the West Virginia Lottery.

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

B2B

Our B2B business, formerly SBTech, has obtained licenses in various states in the United States and in the United Kingdom, Gibraltar, Malta, Romania and Belgium. Additionally, our B2B business has certified its software in multiple regulated jurisdictions in accordance with local licenses held by operators utilizing SBTech’s software in these jurisdictions.

As of December 31, 2021, we supply our SBTech online solution in Arizona, Colorado, Connecticut, Illinois, Indiana, Iowa, Michigan, New Hampshire, New Jersey, New York, Oregon, Pennsylvania, Tennessee, Virginia, West Virginia, and Wyoming. We also supply retail sportsbook services in Colorado, Connecticut, Illinois, Iowa, Louisiana, Mississippi, New Hampshire, New Jersey and New York pursuant to state licensing regimes. In addition, we supply our SBTech products and services, sportsbook and iGaming services to customers in additional jurisdictions.

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

Segment and Related Information

A discussion of our segment structure is available in Note 13, Segment Information, of the Notes to the Consolidated Financial Statements included in this Annual Report.

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

Item 1A. Risk Factors.

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. If any such risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks described below are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also materially adversely affect our business, prospects, financial condition and results of operations. The risk factors described below should be read together with the other information set forth in this Annual Report, including our consolidated financial statements and the related notes, as well as in other documents that we file with the SEC.

Summary of the Material Risks Associated with Our Business

These risks include, but are not limited to, the following:

•Competition within the global entertainment and gaming industries is intense and our existing and potential users may be attracted to competing forms of entertainment such as television, movies and sporting events, as well as other entertainment and gaming options on the Internet. If our offerings do not continue to be popular, our business could be harmed.

•Reductions in discretionary consumer spending could have an adverse effect on our business, financial condition, results of operations and prospects.

•Our projections are subject to significant risks, assumptions, estimates and uncertainties, including assumptions regarding future legislation and changes in regulations, both inside and outside of the United States. As a result, our projected revenues, market share, expenses and profitability may differ materially from our expectations.

•The success, including win or hold rates, of existing or future sports betting and iGaming products depends on a variety of factors and is not completely controlled by us.

•We rely on information technology and other systems and services, and any failures, errors, defects or disruptions in our systems or services could diminish our brand and reputation, subject us to liability, disrupt our business, affect our ability to scale our technical infrastructure and adversely affect our operating results and growth prospects. Our games and other software applications and systems, and the third-party platforms upon which they are made available could contain undetected errors.

•We rely on other third-party sports data providers for real-time and accurate data for sporting events, and if such third parties do not perform adequately or terminate their relationships with us, our costs may increase and our business, financial condition and results of operations could be adversely affected.

•If Internet and other technology-based service providers experience service interruptions, our ability to conduct our business may be impaired and our business, financial condition and results of operations could be adversely affected.

•We rely on strategic relationships with casinos, tribes and horse-tracks in order to be able to offer our products in certain jurisdictions. If we cannot establish and manage such relationships with such partners, our business, financial condition and results of operations could be adversely affected.

•Our growth prospects may suffer if we are unable to develop successful offerings or if we fail to pursue additional offerings. In addition, if we fail to make the right investment decisions in our offerings and technology, we may not attract and retain key users and our revenue and results of operations may decline.

•Our business model depends upon the continued compatibility between our app and the major mobile operating systems and upon third-party platforms for the distribution of our product offerings. If Google Play or the Apple App Store prevent users from downloading our apps or block advertising from being delivered to our users, our ability to grow our revenue, profitability and prospects may be adversely affected.

•We may invest in or acquire other businesses, and our business may suffer if we are unable to successfully integrate acquired businesses into our company or otherwise manage the growth associated with multiple acquisitions.

•Our business is subject to a variety of U.S. and foreign laws, many of which are unsettled and still developing and which could subject us to claims or otherwise harm our business. Any change in existing regulations or their interpretation, or the regulatory climate applicable to our products and services, or changes in tax rules and regulations or interpretation thereof related to our products and services, could adversely impact our ability to operate our business as currently conducted or as we seek to operate in the future, which could have a material adverse effect on our financial condition and results of operations.

•Our growth prospects depend on the legal status of real-money gaming in various jurisdictions, predominantly within the United States, and legalization may not occur in as many states as we expect, or may occur at a slower pace than we anticipate. Additionally, even if jurisdictions legalize real money gaming, this may be accompanied by legislative or regulatory restrictions and/or taxes that make it impracticable or less attractive to operate in those jurisdictions, or the process of implementing regulations or securing the necessary licenses to operate in a particular jurisdiction may take longer than we anticipate, which could adversely affect our future results of operations and make it more difficult to meet our expectations for financial performance.

•Our growth prospects and market potential will depend on our ability to obtain licenses to operate in a number of jurisdictions and if we fail to obtain and subsequently maintain such licenses our business, financial condition, results of operations and prospects could be impaired.

•We have been, and continue to be, the subject of governmental investigations and inquiries with respect to the operation of our businesses and we could be subject to future governmental investigations and inquiries, legal proceedings and enforcement actions. Any such investigation, inquiry, proceeding or action, could adversely affect our business.

•Negative events or negative media coverage relating to, or a declining popularity of, daily fantasy sports, sports betting, the underlying sports or athletes, online sports betting or iGaming in particular, or other negative coverage may adversely impact our ability to retain or attract users, which could have an adverse impact on our business.

•Due to the nature of our business, we are subject to taxation in a number of jurisdictions and changes in, or new interpretations of, tax laws, tax rulings or their application by tax authorities could result in additional tax liabilities and could materially affect our financial condition and results of operations. We are also subject to periodic audits and examinations by the Internal Revenue Service (the “IRS”), as well as state and local taxing authorities, the results of which may materially impact our financial statements in the period in which the audit or examination occurs.

•Although we expect that the Business Combination will produce substantial synergies, the integration of the two companies, incorporated in different countries, with geographically dispersed operations, and with different business cultures and compensation structures, presents management challenges. There can be no assurance that this integration, and the synergies expected to result from that integration, will be achieved as rapidly or to the extent currently anticipated.

•SBT’s business, which includes significant international operations, is likely to expose us to foreign currency transaction and translation risks. As a result, changes in the valuation of the U.S. dollar in relation to other currencies could have positive or negative effects on our profit and financial position.

•We have substantial debt outstanding and may incur additional debt.

•The trading price of our Class A common stock has been, and will likely continue to be, volatile and you could lose all or part of your investment.

•Because we are a “controlled company” under The Nasdaq Stock Market listing standards, our stockholders may not have certain corporate governance protections that are available to stockholders of companies that are not controlled companies.

•Our dual class structure has the effect of concentrating voting power with our Chief Executive Officer and Co-Founder, which limits an investor’s ability to influence the outcome of important transactions, including a change in control.

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

We operate in the global entertainment and gaming industries with our business-to-consumer offerings such as DFS, Sportsbook and iGaming, and our business-to-business offerings. Our users face a vast array of entertainment choices. Other forms of entertainment, such as television, movies, sporting events and in-person casinos, are more well established and may be perceived by our users to offer greater variety, affordability, interactivity and enjoyment. We compete with these other forms of entertainment for the discretionary time and income of our users. If we are unable to sustain sufficient interest in our sports betting and iGaming offerings in comparison to other forms of entertainment, including new forms of entertainment, our business model may not continue to be viable.

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

Certain of our operations are in non-U.S. jurisdictions and are subject to the economic, political, regulatory, and other risks of international operations.

We conduct business in numerous countries that carry high levels of currency, political, compliance and economic risk, including in Ukraine. Operations in these countries can present many risks, including volatility in gross domestic product and rates of economic growth, financial and governmental instability, cultural differences (such as employment and business practices) and the imposition of exchange and capital controls.

Instability and uncertainties arising from the global geopolitical environment and the evolving international and domestic political, regulatory, and economic landscape, including the potential for changes in global trade policies, including sanctions and trade barriers, and trends such as populism, economic nationalism and negative sentiment toward multinational companies, as well as the cost of compliance with increasingly complex and often conflicting regulations worldwide, can impair our flexibility in modifying our product offerings, marketing, hiring or other strategies for growing our businesses, as well as our ability to improve productivity and maintain acceptable operating margins.

The United States and other countries may implement actions, including trade actions, tariffs, export controls, and sanctions, against other countries or localities, including potentially against certain Russian government, government-related, or other entities or individuals related to actions in Ukraine, which along with any retaliatory measures could increase costs, adversely affect our operations, or adversely affect our ability to meet contractual and financial obligations. In addition, in connection with the current status of international relations with Russia, particularly in light of potential escalations in conflict between Russia and Ukraine, the U.S. government has stated it is considering imposing enhanced export controls on certain products and sanctions on certain industry sectors and parties in Russia. The governments of other jurisdictions in which we operate, such as the European Union and Canada, may also implement additional sanctions or other restrictive measures. These potential sanctions and export controls, as well as any responses from Russia, could adversely affect us and/or our supply chain, business partners or customers.

While these factors and their impact are difficult to predict, any one or more of them could have a material adverse effect on our competitive position, results of operations, financial condition or liquidity.

Reductions in discretionary consumer spending could have an adverse effect on our business, financial condition, results of operations and prospects.

Our business is particularly sensitive to reductions from time to time in discretionary consumer spending. Demand for entertainment and leisure activities, including gaming, can be affected by changes in the economy and consumer tastes, both of which are difficult to predict and beyond our control. Unfavorable changes in general economic conditions, including recessions, economic slowdowns, sustained high levels of unemployment, and rising prices or the perception by consumers of weak or weakening economic conditions, may reduce our users’ disposable income or result in fewer individuals engaging in entertainment and leisure activities, such as DFS, Sportsbook and iGaming. As a result, we cannot ensure that demand for our offerings will remain constant. Adverse developments affecting economies throughout the world, including a general tightening of availability of credit, decreased liquidity in certain financial markets, increased interest rates, foreign exchange fluctuations, increased energy costs, acts of war or terrorism, transportation disruptions, natural disasters, declining consumer confidence, sustained high levels of unemployment or significant declines in stock markets, as well as concerns regarding pandemics, epidemics and the spread of contagious diseases, could lead to a further reduction in discretionary spending on leisure activities, such as daily fantasy sports and gaming.

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

Our financial results in any given quarter may be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including the impact of seasonality and our betting results, and the other risks and uncertainties set forth herein. In particular, our betting operations have significant exposure to, and may be materially impacted by, sporting events and seasons, which can result in short-term volatility in betting win margins and user engagement, thus impacting revenues. While we have been able to forecast revenues from our daily fantasy sports business with greater precision than for new offerings, we cannot provide assurances that consumers will engage with our DFS offerings on a consistent basis. Consumer engagement in our DFS, Sportsbook and iGaming services may decline or fluctuate as a result of a number of factors, including the popularity of the underlying sports, the user’s level of satisfaction with our offerings, our ability to improve and innovate, our ability to adapt our offerings, outages and disruptions of online services, the availability of live sporting events, the services offered by our competitors, our marketing and advertising efforts or declines in consumer activity generally as a result of economic downturns, among others. Any decline or fluctuation in the recurring portion of our business may have a negative impact on our business, financial condition, results of operations or prospects.

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

Since DraftKings was incorporated in 2011, it has experienced net losses and negative cash flows from operations. We experienced net losses in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) of $1,523.2 million and $1,231.8 million in the years ended December 31, 2021 and 2020, respectively. We may continue to experience losses in the future, and we cannot assure you that we will achieve profitability. We may continue to incur significant losses in future periods. We expect our operating expenses to increase in the future as we expand our operations. Furthermore, as a public company, we have incurred and expect to continue to incur additional legal, accounting and other expenses that Old DK did not incur as a private company. If our revenue does not grow at a greater rate than our expenses, we will not be able to achieve or maintain profitability. We may incur significant losses in the future for many reasons, including those described in the other risks and uncertainties described in this Annual Report. Additionally, we may encounter unforeseen expenses, operating delays, or other unknown factors that may result in losses in future periods. If our expenses exceed our revenue, our business may be negatively impacted and we may never achieve or maintain profitability.

Our results of operations may fluctuate due to seasonality and other factors and, therefore, our periodic operating results will not be guarantees of future performance.

Our DFS and Sportsbook operations may fluctuate due to seasonal trends and other factors. We believe that significant sporting events such as the playoffs and championship games, tend to impact, among other things, revenues from operations, key metrics and customer activity, and as such, DraftKings’ historical revenues generally have been highest in the fourth quarter when most of those games occur. A majority of our current sports betting and DFS revenue is and will continue to be generated from bets placed on, or contests relating to, the National Football League and the National Basketball Association, each of which have their own respective off-seasons, which may cause decreases in our future revenues during such periods. Our revenues may also be affected by the scheduling of major sporting events that do not occur annually, such as the World Cup, or the cancellation or postponement of sporting events and races, such as the postponement of the 2020 Summer Olympic Games that took place this past summer. In addition, certain individuals or teams advancing or failing to advance and their scores and other results within specific tournaments, games or events may impact our financial performance.

The success, including win or hold rates, of existing or future sports betting and iGaming products depends on a variety of factors and is not completely controlled by us.

The Sportsbook and iGaming industries are characterized by an element of chance. Accordingly, we employ theoretical win rates to estimate what a certain type of sports bet or iGame, on average, will win or lose in the long run. Net win is impacted by variations in the hold percentage (the ratio of net win to total amount wagered), or actual outcome, on our iGames and sports betting we offer to our users. We use the hold percentage as an indicator of an iGame’s or sports bet’s performance against its expected outcome. Although each iGame or sports bet generally performs within a defined statistical range of outcomes, actual outcomes may vary for any given period. In addition to the element of chance, win rates (hold percentages) may also (depending on the game involved) be affected by the spread of limits and factors that are beyond our control, such as a user’s skill, experience and behavior, the mix of games played, the financial resources of users, the volume of bets placed and the amount of time spent gambling. As a result of the variability in these factors, the actual win rates on our online iGames and sports bets may differ from the theoretical win rates we have estimated and could result in the winnings of our iGame’s or sports bet’s users exceeding those anticipated. The variability of win rates (hold rates) also have the potential to negatively impact our financial condition, results of operations, and cash flows.

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

The secure maintenance and transmission of user information is a critical element of our operations. Our information technology and other systems that maintain and transmit user information, or those of service providers, business partners or employee information may be compromised by a malicious third- party penetration of our network security, or that of a third-party service provider or business partner, or impacted by intentional or unintentional actions or inaction by our employees, or those of a third- party service provider or business partner. As a result, our users’ information may be lost, disclosed, accessed or taken without our users’ consent. We have experienced cyber-attacks, attempts to breach our systems and other similar incidents in the past. For example, we have been and expect that we will continue to be subject to attempts to gain unauthorized access to or through our information systems or those we develop for our customers, whether by our employees or third parties, including cyber-attacks by computer programmers and hackers who may develop and deploy viruses, worms or other malicious software programs. To date these attacks have not had a material impact on our operations or financial results, but we cannot provide assurance that they will not have a material impact in the future.

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

We rely on relationships with sports leagues and teams, professional athletes and athlete organizations, advertisers, casinos and other third parties in order to attract users to our offerings. These relationships along with providers of online services, search engines, social media, directories and other websites and e-commerce businesses direct consumers to our offerings. In addition, many of the parties with whom we have advertising arrangements provide advertising services to other companies, including other fantasy sports and gaming products with whom we compete. While we believe there are other third parties that could drive users to our offerings, adding or transitioning to them may disrupt our business and increase our costs. In the event that any of our existing relationships or our future relationships fails to provide services to us in accordance with the terms of our arrangement, or at all, and we are not able to find suitable alternatives, this could impact our ability to attract consumers cost effectively and harm our business, financial condition, results of operations and prospects.

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

As part of our business strategy, we have made, and we intend to continue to make, acquisitions as opportunities arise to add new or complementary businesses, products, brands or technologies. In some cases, the costs of such acquisitions may be substantial, including as a result of professional fees and due diligence efforts. There is no assurance that the time and resources expended on pursuing a particular acquisition will result in a completed transaction, or that any completed transaction will ultimately be successful. In addition, we may be unable to identify suitable acquisition or strategic investment opportunities, or may be unable to obtain any required financing or regulatory approvals, and therefore may be unable to complete such acquisitions or strategic investments on favorable terms, if at all. We may decide to pursue acquisitions with which our investors may not agree and we cannot assure investors that any acquisition or investment will be successful or otherwise provide a favorable return on investment. In addition, acquisitions and the integration thereof require significant time and resources and place significant demands on our management, as well as on our operational and financial infrastructure. In addition, if we fail to successfully close transactions or integrate new teams, or integrate the products and technologies associated with these acquisitions into our company, our business could be seriously harmed. Acquisitions may expose us to operational challenges and risks, including:

•the ability to profitably manage acquired businesses or successfully integrate the acquired businesses’ operations, personnel, financial reporting, accounting and internal controls, technologies and products into our business;

•increased indebtedness and the expense of integrating acquired businesses, including significant administrative, operational, economic, geographic or cultural challenges in managing and integrating the expanded or combined operations;

•entry into jurisdictions or acquisition of products or technologies with which we have limited or no prior experience, and the potential of increased competition with new or existing competitors as a result of such acquisitions;

•diversion of management’s attention and the over-extension of our operating infrastructure and our management systems, information technology systems, and internal controls and procedures, which may be inadequate to support growth;

•the ability to fund our capital needs and any cash flow shortages that may occur if anticipated revenue is not realized or is delayed, whether by general economic or market conditions, or unforeseen internal difficulties; and

•the ability to retain or hire qualified personnel required for expanded operations.

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

We are generally subject to laws and regulations relating to fantasy sports, sports betting and iGaming in the jurisdictions in which we conduct our business or in some circumstances, of those jurisdictions in which we offer our services or those are available, as well as the general laws and regulations that apply to all e-commerce businesses, such as those related to privacy and personal information, tax and consumer protection. These laws and regulations vary from one jurisdiction to another and future legislative and regulatory action, court decisions or other governmental action, which may be affected by, among other things, political pressures, attitudes and climates, as well as personal biases, may have a material impact on our operations and financial results. In particular, some jurisdictions have introduced legislation or regulations attempting to restrict or prohibit online gaming, while others have taken the position that online gaming should be licensed and regulated and have adopted or are in the process of considering legislation and regulations to enable that to happen. Additionally, some jurisdictions in which we may operate could presently be unregulated or partially regulated and therefore more susceptible to the enactment or change of laws and regulations.

We offer our DFS product offering in 25 states that have adopted legislation permitting online fantasy sports. In those states that currently require a license or registration, we have either obtained the appropriate license or registration, have obtained a provisional license, or are operating pursuant to a grandfathering clause that allows operation pending the availability of licensing applications and subsequent grant of a license. We also have three foreign licenses and operates under those licenses in five countries.

We operate in 20 states, Washington D.C. and one country, Canada, that do not have fantasy sports-specific laws or regulations. In those jurisdictions, our business may be subject to future legislative and regulatory action, court decisions or other governmental action that could alter or eliminate our ability to operate. On February 6, 2020, a state intermediate appellate court in New York determined in a split decision that a law specifically authorizing paid fantasy sports contests in New York violated the New York constitution. This decision is currently stayed and has been appealed to the New York Court of Appeals (the highest court in New York), which heard oral arguments on February 8, 2022. If upheld, it could jeopardize our ability to offer paid DFS in New York. In addition, in certain states in which DraftKings operates, including Texas and Florida, the applicable office of the Attorney General has issued an adverse legal opinion regarding DFS and other fantasy sports. In the event that one of those Attorneys General decides to take action on the opinion from their office, we may have to withdraw our paid DFS operations from such state, which could have a material adverse effect on our business, financial condition and results of operations.

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

Future legislative and regulatory action, and court decisions or other governmental action, may have a material impact on our operations and financial results. Governmental authorities could view us as having violated local laws, despite our efforts to obtain all applicable licenses or approvals. There is also a risk that civil and criminal proceedings, including class actions, brought by or on behalf of prosecutors or public entities or incumbent monopoly providers, or private individuals, could be initiated against us, Internet service providers, credit card and other payment processors, advertisers and others involved in the DFS, Sportsbook and iGaming industries. Such potential proceedings could involve substantial litigation expense, penalties, fines, seizure of assets, injunctions or other restrictions being imposed upon us or our licensees or other business partners, while diverting the attention of key executives. Such proceedings could have a material adverse effect on our business, financial condition, results of operations and prospects, as well as impact our reputation.

There can be no assurance that legally enforceable legislation will not be proposed and passed in jurisdictions relevant or potentially relevant to our business to prohibit, legislate or regulate various aspects of the DFS, iGaming and Sportsbook industries (or that existing laws in those jurisdictions will not be interpreted negatively). Compliance with any such legislation may have a material adverse effect on our business, financial condition and results of operations, either as a result of our determination that a jurisdiction should be blocked, or because a local license or approval may be costly for us or our business partners to obtain and/or such licenses or approvals may contain other commercially undesirable conditions.

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

Therefore, even in cases in which a jurisdiction purports to license and regulate DFS, Sportsbook or iGaming, the licensing and regulatory regimes can vary considerably in terms of their business-friendliness and at times may be intended to provide incumbent operators with advantages over new licensees. Therefore, some “liberalized” regulatory regimes are considerably more commercially attractive than others.

Failure to comply with regulatory requirements in a particular jurisdiction, or the failure to successfully obtain a license or permit applied for in a particular jurisdiction, could impact our ability to comply with licensing and regulatory requirements in other jurisdictions, or could cause the rejection of license applications or cancellation of existing licenses in other jurisdictions, or could cause financial institutions, online and mobile platforms, advertisers and distributors to stop providing services to us which we rely upon to receive payments from, or distribute amounts to, our users, or otherwise to deliver and promote our services.

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

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial reports and is important in helping to prevent financial fraud. If we are unable to maintain adequate internal controls over financial reporting, our business and operating results could be harmed. Effective December 31, 2020, we were no longer an “emerging growth company”, and therefore under applicable SEC rules we must maintain internal controls over financial reporting to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the related rules of the SEC, which require, among other things, our management to assess annually the effectiveness of our internal control over financial reporting and our independent registered public accounting firm to issue a report on the effectiveness of internal control over financial reporting with our Annual Report.

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

Risk Factors Relating to the Integration of DraftKings’ and SBTech’s Businesses

We have completed the migration of Sportsbook onto our in-house bet engine, and may face a range of issues related to the operation of Sportsbook on our technology.

With the completion of the migration onto the SBT technology, any significant disruption of, or interference with, our technology would negatively impact our operations and our business could be seriously harmed. If our users are not able to access Sportsbook or encounter difficulties in doing so, we may lose users, and our business, financial condition and results of operations could be adversely affected.

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

The Business Combination involved the integration of two businesses that previously operated as independent businesses. We are devoting management attention and resources to integrating the businesses. We may encounter potential difficulties in the integration process including the following:

•the inability to successfully integrate the two businesses, including operations, technologies, products and services, in a manner that permits us to achieve the cost savings and operating synergies anticipated to result from the Business Combination, which could result in the anticipated benefits of the Business Combination not being realized partly or wholly in the time frame currently anticipated or at all;

•the loss of customers as a result of certain customers of either or both of the businesses deciding not to continue to do business with us, or deciding to decrease their amount of business in order to reduce their reliance on a single company;

•the necessity of coordinating geographically separated organizations, systems and facilities;

•potential unknown liabilities and unforeseen expenses associated with the Business Combination;

•the integration of personnel with diverse business backgrounds and business cultures, while maintaining focus on providing consistent, high-quality products and services;

•the consolidation and rationalization of information technology and administrative infrastructures as well as accounting systems and related financial reporting activities;

•the potential weakening of relationships with regulators; and

•the challenge of preserving important relationships and resolving potential conflicts that may arise.

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

In 2021 and 2020, our exposure to foreign currency transaction and translation risks were not material. SBT historically did not hedge its foreign currency transaction or translation exposure, though we may consider doing so in the future. Foreign currency exchange rate volatility, as well as the cost of any hedging arrangements entered into in the future, may negatively affect our financial position and results of operations, and may adversely impact the comparability of results between periods.

Risk Factors Relating to our Convertible Notes

We have substantial debt outstanding and may incur additional debt.

As of December 31, 2021, our total long-term debt, including the debt of our subsidiaries, was approximately $1.2 billion. Our debt levels could have significant consequences, including:

•making it more difficult to satisfy our obligations;
•a dilutive effect on our outstanding equity capital or future earnings;
•increasing our vulnerability to general adverse economic conditions;
•requiring us to devote a substantial portion of our cash to make interest and principal payments on our debt, thereby    reducing the amount of cash available for other purposes. As a result, we would have limited financial and operating flexibility in responding to changing economic and competitive conditions;
•limiting our ability to raise additional debt because it may be more difficult for us to obtain debt financing on attractive terms; and
•placing us at a disadvantage compared to our competitors that are less leveraged.

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

Factors affecting the trading price of our Class A common stock may include:

•actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•changes in the market’s expectations about our operating results;

•success of competitors;

•lack of adjacent competitors;

•our operating results failing to meet the expectation of securities analysts or investors in a particular period;

•changes in financial estimates and recommendations by securities analysts concerning DraftKings or the industries in which we operate in general;

•operating and stock price performance of other companies that investors deem comparable to us;

•our ability to market new and enhanced products and services on a timely basis;

•changes in laws and regulations affecting our business;

•commencement of, or involvement in, litigation involving us;

•changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

•the volume of shares of our Class A common stock available for public sale;

•any major change in our board or management;

•sales of substantial amounts of our Class A common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and

•general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

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

There were a total of 407.8 million shares of our Class A common stock outstanding as of December 31, 2021. In addition, we have reserved shares of Class A common stock for issuance under the DraftKings Inc. 2020 Incentive Plan (the “Incentive Plan”) and under the DraftKings Employee Stock Purchase Plan (the “ESPP”). Additionally, each of our Incentive Plan and ESPP currently provide for an automatic increase in the number of shares that will be reserved for issuance. Any shares of Class A common stock that we issue under our Incentive Plan, ESPP or other equity incentive plans that we may adopt in the future would dilute the percentage ownership held by holders of Class A common stock.

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

Our organizational documents are governed by Nevada law. Certain provisions of Nevada law and of our amended and restated articles of incorporation and bylaws could discourage, delay, defer or prevent a merger, tender offer, proxy contest or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares of Class A common stock held by our stockholders. These provisions provide for, among other things:

•the ability of our Board to issue one or more series of preferred stock;

•stockholder action by written consent only until the first time when Mr. Robins ceases to beneficially own a majority of the voting power of our capital stock;

•certain limitations on convening special stockholder meetings;

•advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings;

•amendment of certain provisions of the organizational documents only by the affirmative vote of (i) a majority of the voting power of our capital stock so long as Mr. Robins beneficially owns shares representing a majority of the voting power of our capital stock and (ii) at least two-thirds of the voting power of the capital stock from and after the time that Mr. Robins ceases to beneficially own shares representing a majority of the voting power of our voting stock; and

•a dual class common stock structure, which provides Mr. Robins with the ability to control the outcome of matters requiring stockholder approval, even though Mr. Robins owns less than a majority of the outstanding shares of our capital stock.

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

Our amended and restated articles of incorporation require that, to the fullest extent permitted by law, and unless we otherwise consent in writing to the selection of an alternative forum, the Eighth Judicial District Court of Clark County, Nevada (or if the Eighth Judicial District Court of Clark County, Nevada does not have jurisdiction, any other state district court located in the State of Nevada, and if no state district court in the State of Nevada has jurisdiction, any federal court located in the State of Nevada), will be the exclusive forum for each of the following:

•any action or proceeding brought in the name or right of DraftKings or on its behalf;

•any action asserting a claim for breach of any fiduciary duty owed by any director, officer, employee or agent of DraftKings to DraftKings or its stockholders;

•any action asserting a claim arising pursuant to any provision of NRS Chapters 78 or 92A, our amended and restated articles of incorporation or our bylaws;

•any action to interpret, apply, enforce or determine the validity of our amended and restated articles of incorporation or our bylaws; or

•any action asserting a claim governed by the internal affairs doctrine.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2021, we had approximately 350,000 square feet of leased office space. Our corporate headquarters is located in Boston, Massachusetts and consists of approximately 125,000 square feet under a lease that expires in 2029, subject to our option to extend the term for two successive terms of five years each, or our right to early termination. Our lease and our rights under this lease are subordinated under a lien of mortgage. In addition to our corporate headquarters, our B2C business operates in several other cities in the United States and in Dublin Ireland. We use our corporate headquarters and our other facilities primarily for our management, technology, product design, sales and marketing, finance, legal, human resources, general administrative and information technology teams.

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

On March 3, 2021, DraftKings and the plaintiffs (other than the Family Member Plaintiffs) filed in Court a joint motion for preliminary approval of a proposed settlement, which the Court granted on June 15, 2021. On October 6, 2021, the Court entered judgment and an order approving a settlement and dismissing the claims with prejudice brought by all plaintiffs except the Family Member Plaintiffs and the Concerned Citizen Claims. This settlement agreement became effective on November 5, 2021; as a result, the only remaining plaintiffs are the Family Member Plaintiffs and the plaintiff who asserted the Concerned Citizen Claims. On January 21, 2022, DraftKings and the Family Member Plaintiffs filed a joint motion for preliminary approval of a proposed settlement; the Court heard the motion on January 25, 2022 but has not yet preliminarily approved the proposed settlement. Once the family member settlement agreement becomes effective, the only remaining plaintiff will be the plaintiff who filed the Concerned Citizen Claims.

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

1,000 Mass Arbitration Demands Filed by One Law Firm

On October 21, 2019, a law firm filed 1,000 “mass arbitrations” against us with the American Arbitration Association (“AAA”) on behalf of purported DraftKings users that assert claims similar to those in the multi-district litigation described above. The 1,000 arbitration demands were virtually identical. The law firm that filed the arbitrations expressed an intention to file a total of more than 20,000 such “mass arbitrations” against us. If these “mass arbitrations” were to proceed, they could result in significant costs to us, which could include a minimum range of $3,200 to $4,700 in fees per arbitration. Consequently, the legal costs incurred by us in connection with defending such arbitrations and any adverse judgments issued in any arbitration, could result in a significant cost to us.

We disputed the law firm’s ability to file “mass arbitrations” against us, among other reasons, because they violate our terms of use that require claims be brought on an individual basis and not be consolidated or joined in any other arbitration or proceeding involving a claim of any other party.

After the law firm filed the 1,000 “mass arbitrations,” the AAA informed us in writing that it would close their files on, and decline to administer, the 1,000 “mass arbitrations” unless we waived two provisions in our terms of use and that the parties would then be free to bring their claims in court. We elected not to waive the subject terms of use provisions.

On November 6, 2020, the same law firm filed a complaint against DraftKings in Massachusetts Superior Court (Suffolk County), entitled Aaron Abramson, et al. v. DraftKings. In Abramson, the law firm sought, among other things, to compel arbitration against DraftKings on behalf of nine-hundred and ninety-nine (999) individuals. On January 4, 2021, DraftKings and plaintiffs filed a Joint Motion to Transfer Action to Business Litigation Section, which the court allowed and sent notice dated March 1, 2021, to the parties. On March 2, 2021, the same law firm filed with the court (1) Plaintiffs’ Motion to Compel Individual Arbitration and Stay Litigation, DraftKings’ opposition to this motion and Plaintiffs’ reply; and (2) Counter-Defendants’ Answer and Affirmative Defenses to Counter-Claimant DraftKings Inc.’s Counterclaim for Declaratory Relief (the Counterclaim was filed by DraftKings on January 5, 2021). On March 19, 2021, DraftKings filed its Motion to Dismiss the Complaint for Lack of Subject Matter Jurisdiction and Failure to State a Claim, Plaintiffs’ opposition and DraftKings’ reply. The Company established an accrual for this matter.

On August 7, 2021, DraftKings entered into a settlement agreement which, among other things, resolved the Abramson lawsuit. On or about September 8, 2021, the plaintiffs and DraftKings filed a joint dismissal (without prejudice) of the Abramson lawsuit.

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

On May 24, 2018, the Texas Attorney General answered the complaint filed in Travis County, Texas.

FanDuel filed a petition in intervention on August 24, 2018, seeking essentially the same relief as DraftKings seeks. The Court entered an updated scheduling order setting the case for a non-jury trial on April 20, 2021. The parties subsequently filed an agreed motion to extend the scheduling order seeking, among other things, to change the non-jury trial date to January 23, 2023.

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

Interactive Games LLC

On June 14, 2019, Interactive Games LLC (“IG”) filed suit against us in the U.S. District Court for the District of Delaware. In the Complaint, IG alleges that our daily fantasy sports (“DFS”) product infringes two patents: U.S. Patent No. 8,956,231 (the “231 Patent”), which is entitled “Multi-process communication regarding gaming information” and U.S. Patent No. 8,974,302 (the “302 Patent”), which is entitled “Multi-process communication regarding gaming information.” That same Complaint alleges that our Sportsbook product offering infringes two additional patents: U.S. Patent No. 8,616,967 (the “967 Patent”), which is entitled “System and method for convenience gaming” and U.S. Patent No. 9,430,901 (the “901 Patent”), which is entitled “System and method for wireless gaming with location determination.” All four of these patents are collectively referred to as the “IG Patents.”

In response to the Complaint, we filed a Motion to Dismiss the Complaint under 35 U.S.C. Section 101, asserting the IG Patents are directed to non-patentable subject matter. The Court has not yet ruled on that Motion.

On June 17, 2020, we filed petitions for IPRs with the PTAB challenging the validity of each of the IG Patents. The PTAB instituted review for the ‘901, ‘231, and ‘967 patents but denied institution for the ‘302 Patent. On February 5, 2021, we filed a request for rehearing regarding the decision on the ‘302 Patent, which was denied by the PTAB on March 2, 2021. On October 13, 2021, the PTAB heard oral argument on the ’901, ’231, and ’967 patents. On January 4, 2022, the PTAB issued a Final Written Decision finding all challenged claims of the ’901, ’231, and ’967 patents unpatentable.

We intend to vigorously defend this case. In the event that a court ultimately determines that we are infringing the asserted patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to modify certain features that we currently offer.

We cannot predict with any degree of certainty the outcome of this matter or determine the extent of any potential liabilities. We also cannot provide an estimate of the possible loss or range of loss. Any adverse outcome in this matter could expose the Company to substantial damages or penalties that may have a material adverse impact on the Company’s operations and cash flows.

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

On July 28, 2021, Winview filed an amended complaint, in which it alleges that DraftKings infringes two additional patents: U.S. Patent No. 9,993,730 (“the ’730 Patent”), entitled ”Methodology for Equalizing Systemic Latencies in Television Reception in Connection with Games of Skill Played in Connection with Live Television Programming”, and U.S. Patent No. 10,806,988 (“the ’988 Patent”), entitled “Method Of and System For Conducting Multiple Contests of Skill with a Single

Performance”. The allegations based on the ’730 Patent are directed at Sportsbook, and the allegations based on the ’988 patent are directed at DFS.

On October 4, 2021, we filed a motion to dismiss Winview’s direct infringement claims for the ’543 and ’730 patents, as well as its claims for willful, induced, and contributory infringement for all four asserted patents. On October 29, 2021, the parties filed a stipulation that allowed Winview to file a Second Amended Complaint on or before November 15, 2021, which the Court signed and ordered on November 1, 2021.

On November 15, 2021, Winview filed a second amended complaint (the “SAC”), adding as defendants DraftKings Inc., a Delaware Corporation, and Crown Gaming Inc., a Delaware Corporation. The SAC, among other allegations, repeats the allegations of the first amended complaint that the defendants infringe the ’243, ’543, ’730, and ’988 patents. On December 15, 2021, DraftKings filed its motion to dismiss the SAC, again arguing that Winview failed to state a claim for direct infringement of the ’543 and ’730 patents, and for willful, induced, and contributory infringement for all four asserted patents. Winview filed its memorandum in opposition to the motion to dismiss on January 24, 2022, and DraftKings filed its reply brief to Winview’s opposition on January 31, 2022.

We intend to vigorously defend this case. In the event that a court ultimately determines that we are infringing the asserted patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to modify certain features that we currently offer.

We cannot predict with any degree of certainty the outcome of this matter or determine the extent of any potential liabilities. We also cannot provide an estimate of the possible loss or range of loss. Any adverse outcome in this matter could expose the Company to substantial damages or penalties that may have a material adverse impact on the Company’s operations and cash flows.

Despite the potential for significant damages, we do not believe, based on currently available information, that the outcome of this proceeding will have a material adverse effect on our financial condition, although the outcome could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.

Securities Matters

On July 2, 2021, the first of two substantially similar federal securities law putative class actions was filed in the U.S. District Court for the Southern District of New York against the Company and certain of its officers. The actions allege violations of Sections 10(b) and 20(a) of the Exchange Act on a behalf of a putative class of persons who purchased or otherwise acquired DraftKings stock between December 23, 2019 and June 15, 2021. The allegations relate to, among other things, allegedly false and misleading statements and/or failures to disclose information about the Company’s business and prospects, based primarily upon the allegations concerning SBTech that were contained in a report published about DraftKings on June 15, 2021 by Hindenburg Research (the “Hindenburg Report”). We intend to vigorously defend against these claims. On November 12, 2021, the Court consolidated the two actions under the caption In re DraftKings Securities Litigation and appointed a lead plaintiff. The lead plaintiff filed a consolidated amended complaint on January 11, 2022. The deadline for defendants to respond to the consolidated amended complaint is on or before February 22, 2022.

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

Shareholder Derivative Litigation

On October 21, 2021, the first of four substantially similar putative shareholder derivative actions was filed in Nevada by alleged shareholders of the Company. The actions purport to assert claims on behalf of the Company against certain current and former officers and/or members of the Board of Directors of the Company and DEAC. Two actions were filed in the U.S. District Court for the District of Nevada, and two actions were filed in Nevada state District Court in Clark County. The actions purport to assert claims on behalf of the Company for, among other things, breach of fiduciary duty and corporate waste based primarily upon the allegations concerning SBTech that were contained in the Hindenburg Report. The two federal court actions also contend that certain individuals are liable to the Company for any adverse judgment in the federal securities class actions described above under Sections 10(b) and 21D of the Exchange Act. The actions seek unspecified compensatory damages, changes to corporate governance and internal procedures, equitable and injunctive relief, restitution, costs and attorney's fees.

The Company cannot predict with any degree of certainty the outcome of these matters or determine the extent of any potential liabilities. The Company also cannot provide an estimate of the possible loss or range of loss. Because these actions allege claims on behalf of the Company and purport to seek a judgment in favor of the Company, the Company does not believe, based on currently available information, that the outcome of these proceedings will have a material adverse effect on DraftKings’ financial condition, although the outcome could be material to DraftKings’ operating results for any particular period, depending, in part, upon the operating results for such period.

AG 18, LLC d/b/a/ Arrow Gaming

On August 19, 2021, AG 18, LLC d/b/a/ Arrow Gaming (“Arrow Gaming”) filed a complaint against DraftKings in the United States District Court for the District of New Jersey alleging that DraftKings’ DFS and Casino products infringe four patents. On October 12, 2021, Arrow Gaming filed an amended complaint to add one additional patent. The following U.S. Patents are asserted against one or both of DraftKings’ DFS and Casino products in the amended complaint: (1) U.S. Patent No. 9,613,498 (“the ’498 Patent”), entitled “Systems and Methods For Peer-to-Peer Gaming”; (2) U.S. Patent No. 9,978,205 (“the ’205 Patent”), entitled “Location Based Restrictions on Networked Gaming”; (3) U.S. Patent No. 10,497,220 (“the ’220 Patent”) entitled “Location Based Restrictions on Networked Gaming”); (4) U.S. Patent No. 10,614,657 (“the ’657 Patent”) entitled “Location Based Restrictions on Networked Gaming”; and (5) U.S. Patent No. 11,024,131 (“the ’131 Patent”) entitled “Location Based Restrictions on Networked Gaming”.

On November 9, 2021, we filed a motion to dismiss plaintiff’s complaint. On November 10, 2021, we answered the complaint and filed counterclaims (the “Counterclaims”). In the Counterclaims we seek, among other things, a declaratory judgment that the Arrow Gaming Patents are invalid. On December 1, 2021, Arrow Gaming answered our Counterclaims. On December 20, 2021, Arrow Gaming filed a second amended complaint adding new allegations with respect to the alleged willful infringement.

On January 21, 2022, DraftKings filed a motion to dismiss plaintiff’s second amended complaint.

We intend to vigorously defend this case. In the event that a court ultimately determines that we are infringing the asserted patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to modify certain features that we currently offer.

We cannot predict with any degree of certainty the outcome of this matter or determine the extent of any potential liabilities. We also cannot provide an estimate of the possible loss or range of loss. Any adverse outcome in this matter could expose the Company to substantial damages or penalties that may have a material adverse impact on the Company’s operations and cash flows.

Despite the potential for significant damages, we do not believe, based on currently available information, that the outcome of this proceeding will have a material adverse effect on our financial condition, although the outcome could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.

Beteiro, LLC

On November 22, 2021, Beteiro, LLC (“Beteiro”) filed a complaint against the Company in the United States District Court for the District of New Jersey alleging that the Company’s Sportsbook and Casino products infringe four patents. The following U.S. Patents are asserted against Company’s Sportsbook and Casino products in the complaint: U.S. Patent No. 9,965,920, entitled “Apparatus and Method for Facilitating Gaming Activity and/or Gambling Activity” (“the ’920 Patent”);

U.S. Patent No. 10,043,341, entitled “Apparatus and Method for Facilitating Gaming Activity and/or Gambling Activity” (“the ’341 Patent”); U.S. Patent No. 10,147,266, entitled “Apparatus and Method for Facilitating Gaming Activity and/or Gambling Activity” (“the ’266 Patent”); and U.S. Patent No. 10,255,755, entitled “Apparatus and Method for Facilitating Gaming Activity and/or Gambling Activity” (“the ’755 Patent”) (collectively, the “Beteiro Patents”).

DraftKings’ filed its motion to dismiss plaintiff’s complaint on February 9, 2022.

We intend to vigorously defend this case. In the event that a court ultimately determines that we are infringing the asserted patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to modify certain features that we currently offer.

We cannot predict with any degree of certainty the outcome of this matter or determine the extent of any potential liabilities. We also cannot provide an estimate of the possible loss or range of loss. Any adverse outcome in this matter could expose the Company to substantial damages or penalties that may have a material adverse impact on the Company’s operations and cash flows.

Despite the potential for significant damages, we do not believe, based on currently available information, that the outcome of this proceeding will have a material adverse effect on our financial condition, although the outcome could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.

Diogenes Ltd. & Colossus (IOM) Ltd.

On December 1, 2021, Diogenes Ltd. & Colossus (IOM) Ltd. (“Colossus”), filed a complaint against DraftKings in the United States District Court for the District of Delaware alleging that the Company’s Sportsbook products infringe seven patents. The following U.S. Patents, each entitled “Wagering apparatus, methods and systems” are asserted against the Company’s Sportsbook products in the complaint: U.S. Patent No. 8,721,439 (the “’439 patent”); U.S. Patent No. 9,117,341 (the “’341 patent”); U.S. Patent No. 9,275,516 (the “’516 patent”); U.S. Patent No. 9,424,716 (the “’716 patent”); U.S. Patent No. 9,704,338 (the “’338 patent”); U.S. Patent No. 10,970,969 (the “’969 patent”); and U.S. Patent No. 10,997,822 (the “’822 patent”).

On January 24, 2021, DraftKings filed its motion to dismiss the original complaint. On February 7, 2022, Colossus filed an amended complaint (the “Amended Complaint”) to, among other things, assert one additional patent against DraftKings, U.S. Patent No. 11,200,779 (the “’779 patent”). The deadline to respond to the Amended Complaint is February 21, 2022.

We intend to vigorously defend this case. In the event that a court ultimately determines that we are infringing the asserted patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to modify certain features that we currently offer.

We cannot predict with any degree of certainty the outcome of this matter or determine the extent of any potential liabilities. We also cannot provide an estimate of the possible loss or range of loss. Any adverse outcome in this matter could expose the Company to substantial damages or penalties that may have a material adverse impact on the Company’s operations and cash flows.

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

Holders

As of February 16, 2022, there were 969 holders of record of our Class A common stock. In addition to holders of record of our Class A common stock we believe there is a substantially greater number of “street name” holders or beneficial holders whose Class A common stock is held of record by banks, brokers and other financial institutions.

There is no public market for our Class B Common Stock and one holder of record of our Class B common stock as of February 16, 2022.

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

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12 of this Form 10-K and Note 11, Stock-Based Compensation of the Notes to Consolidated Financial Statements included herein for additional information required.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with other sections of this Annual Report, including “Item 1. Business” and the accompanying Consolidated Financial Statements and related Notes included elsewhere in this Report. Unless otherwise indicated, the terms “DraftKings,” “we,” “us,” or “our” refer to DraftKings Inc., a Nevada corporation, together with its consolidated subsidiaries.

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

Our mission is to make life more exciting by responsibly creating the world’s favorite real-money games and betting experiences. We accomplish this by creating an environment where our users can find enjoyment and fulfillment through DFS, Sportsbook and iGaming, as well as media and other online consumer product offerings. We are also highly focused on our responsibility as a steward of this new era in real-money gaming. Our ethics guide our decision making, with respect to both the tradition and integrity of sports and our investments in regulatory compliance and consumer protection.
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
Our priorities are to (a) continue to invest in our products and services, (b) launch our product offerings in new geographies, (c) create replicable and predictable state-level unit economics in sports betting and iGaming and (d) expand our other online consumer product offerings. When we launch Sportsbook and iGaming offerings in a new jurisdiction, we invest in user acquisition, retention and cross-selling until the new jurisdiction provides a critical mass of users engaged across our product offerings.
Our current technology is highly scalable with relatively minimal incremental spend required to launch our product offerings in new jurisdictions. We will continue to manage our fixed-cost base in conjunction with our market entry plans and focus our variable spend on marketing, user experience and support and regulatory compliance to become the product of choice for users and maintain favorable relationships with regulators. We also expect to improve our profitability over time through cost synergies and new opportunities driven by the continued optimization of our technology infrastructure.
Our path to profitability is based on the acceleration of positive contribution profit growth driven primarily by marketing efficiencies as we continue the transition from local to regional to national advertising as well as scale benefits from investments in our product and technology and general and administrative functions. On a consolidated Adjusted EBITDA basis, we expect to achieve profitability when total contribution profit exceeds the fixed costs of our business, which depends, in part, on the percentage of the U.S. adult population that has access to our product offerings and the other factors summarized in the section entitled “Cautionary Statement Regarding Forward-Looking Statements”.
Basis of Presentation

We operate two complementary business segments: our business-to-consumer (“B2C”) business and our business-to-business (“B2B”) business.

B2C

Our B2C business is comprised of the legacy business of DraftKings Inc., a Delaware corporation (“Old DK”), which includes our DFS, Sportsbook and iGaming product offerings, as well as our other online consumer product offerings. Across these principal offerings, we offer users a single integrated product that provides one account, one wallet, a centralized payment system and responsible gaming controls. Currently, we operate our B2C segment primarily in the United States.

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

Impact of COVID-19

The COVID-19 pandemic has adversely impacted global commercial activity, disrupted supply chains and contributed to significant volatility in financial markets. Beginning in 2020 and continuing through 2021, the COVID-19 pandemic adversely impacted many different industries. The ongoing COVID-19 pandemic, including the emergence of new variants or strains of COVID-19, could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the extent and the duration of the impact of COVID-19. The COVID-19 pandemic therefore presents material uncertainty and risk with respect to us and our performance and could affect our financial results in a materially adverse way.

Since the start of the COVID-19 pandemic, the primary impacts to us have been the suspension, cancellation and rescheduling of sports seasons and sporting events. Beginning in March 2020 and continuing into the first month of the third quarter of 2020, many sports seasons and sporting events, including the MLB regular season, domestic soccer leagues and European Cup competitions, the NBA regular season and playoffs, the NCAA college basketball tournament, the Masters golf tournament, and the NHL regular season and playoffs, were suspended or cancelled. Starting in the third quarter of 2020 and continuing into the fourth quarter of 2020, major professional sports leagues resumed their activities, many of which were held at limited or reduced capacity. MLB began its season after a three-month delay and also completed the World Series, the NHL resumed its season and completed the Stanley Cup Playoffs, the Masters golf tournament was held, most domestic soccer leagues resumed and several European cup competitions were held, and the NFL season began on its regular schedule. During this period, the NBA also resumed its season, completed the NBA Finals and commenced its 2020 - 2021 season. The suspension and alteration of sports seasons and sporting events in 2020 reduced customers’ use of, and spending on, our Sportsbook and DFS product offerings and caused us to issue refunds for canceled events. In the year ended December 31, 2021, many sports seasons continued and most sporting events were held as planned (including sporting events postponed from 2020), including the NFL regular season, the NFL Playoffs and Superbowl LV, MLB regular season and the World Series, the NBA regular season and NBA playoffs, the NHL regular season and the NHL Stanley Cup, the NASCAR Cup Series, various NCAA football bowl games, the NCAA college basketball season and tournament, and the UEFA European Football Championship. The return of major sports and sporting events generated significant user interest and activity in our Sportsbook and DFS product offerings. However, the possibility remains that sports seasons and sporting events may be suspended, cancelled or rescheduled due to COVID-19 outbreaks.

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

Financial Highlights and Trends

The following table sets forth a summary of our financial results for the periods indicated and is derived from our consolidated financial statements for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
(amounts in thousands)	2021	2020	2019
Revenue (1)	$1,296,025	$614,532	$323,410
Pro Forma Revenue (2)	1,296,025	643,502	431,834
Net Loss (1)	(1,523,195)	(1,231,835)	(142,734)
Pro Forma Net Loss (2)	(1,523,195)	(1,242,761)	(173,962)
Adjusted EBITDA (3)	(676,133)	(391,919)	(98,640)
Pro Forma Adjusted EBITDA (3)	(676,133)	(395,928)	(78,224)

(1)Due to the timing of the Business Combination (as defined below), the twelve-month period ended December 31, 2020 reflects B2B/SBTech activity from April 24, 2020 onwards, and the twelve-month period ending December 31, 2019 does not reflect any B2B/SBTech activity.

(2)Assumes that the Business Combination was consummated on January 1, 2019. See “Comparability of Financial Results” below.

(3)Adjusted EBITDA and Pro Forma Adjusted EBITDA are non-GAAP financial measures. See “Non-GAAP Information” below for additional information about these measures and a reconciliation of these measures.

Revenue increased by $681.5 million in 2021, compared to 2020, primarily due to the strong performance of our B2C segment as a result of robust customer acquisition and retention and the successful launches of our Sportsbook and iGaming product offerings in additional jurisdiction in 2021.

Pro forma revenue increased by $652.5 million in 2021, compared to 2020, mainly reflecting the strong performance of our B2C segment, as discussed above.

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

We had cash on hand, excluding cash held on behalf of customers, of $2.2 billion as of December 31, 2021, compared to $1.8 billion as of December 31, 2020.

Due to fair value changes throughout 2021 and 2020, we recorded a gain on remeasurement of warrant liabilities of $30.1 million and a loss on remeasurement of warrant liabilities of $387.6 million, respectively.

The following discussion of our results of operations for 2021 includes the financial results of SBTech. Accordingly, our consolidated results of operations 2021 are not comparable to our consolidated results of operations for prior periods. Our B2C segment results, presented and discussed below, are comparable to DraftKings’ legacy operations and our reported consolidated results for prior periods.

To facilitate comparability between periods, we have included in this Report a supplemental discussion of our results of operations for 2021 compared with our unaudited pro forma results of operations for 2020 . The pro forma results for 2020 were prepared giving effect to the Business Combination as if it had been consummated on January 1, 2019, and are based on estimates and assumptions, which we believe are reasonable and consistent with Article 11 of Regulation S-X.

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

We define MUPs as the number of unique payers per month who had a paid engagement (i.e., participated in a real-money engagement with one of our B2C product offerings such as a DFS contest, sports bet or casino game) across one or more of our product offerings via our technology. For reported periods longer than one month, we average the MUPs for the months in the reported period.

A “unique paid user” or “unique payer” is any person who had one or more paid engagements via our B2C technology during the period (i.e., a user that participates in a paid engagement with one of our B2C product offerings counts as a single unique paid user or unique payer for the period). We exclude users who have made a deposit but have not yet had a paid engagement. Unique payers or unique paid users include users who have participated in a paid engagement with promotional incentives, which are fungible with other funds deposited into their wallets on our technology. The number of these users included in MUPs has not been material to date and a substantial majority of such users are repeat users who have had paid engagements both prior to and after receiving incentives.

The chart below presents our MUPs for 2019, 2020 and 2021:

Average Monthly Unique Payers
(in thousands)
684
883
1,494
2019
2020
2021

Average Revenue per MUP (“ARPMUP”). ARPMUP is the average B2C segment revenue per MUP. This key metric represents our ability to drive usage and monetization of our B2C product offerings. The chart below presents our ARPMUP for 2019, 2020 and 2021:

Average Revenue per Monthly Unique Payer
(in whole dollars)
$39
$51
$67
2019
2020
2021

We define and calculate ARPMUP as the average monthly B2C segment revenue for a reporting period, divided by MUPs (i.e., the average number of unique payers) for the same period.

The increase in MUPs for 2021, compared to 2020, primarily reflects strong unique payer retention and acquisition across our Sportsbook and iGaming product offerings as well as the expansion of our Sportsbook and iGaming product offerings into new states. In addition, MUPs were positively impacted as the suspension and cancellation of major sporting events due to COVID-19 in the prior year did not reoccur to the same degree in 2021. ARPMUP increased in 2021 primarily due to a continued mix shift into our Sportsbook and iGaming product offerings and cross-selling our customers into more products, as well as continued strong customer engagement.

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

Adjusted EBITDA

The table below presents our Adjusted EBITDA reconciled to our net loss, the closest U.S. GAAP measure, for the periods indicated:

	Year Ended December 31,
(amounts in thousands)	2021	2020	2019
Net Loss	$(1,523,195)	$(1,231,835)	$(142,734)
Adjusted for:
Depreciation and amortization (1)	121,138	77,410	13,636
Interest (income) expense, net	(1,957)	1,070	(1,348)
Income tax provision (benefit)	8,269	(622)	58
Stock-based compensation (2)	683,293	325,038	17,613
Transaction-related costs (3)	25,316	36,406	10,472
Litigation, settlement, and related costs (4)	10,392	6,839	3,695
Advocacy and other related legal expenses (5)	40,415	—	—
(Gain) loss on remeasurement of warrant liabilities	(30,065)	387,565	—
Other non-recurring, special project and non-operating (income) costs (6)	(9,739)	6,210	(32)
Adjusted EBITDA	$(676,133)	$(391,919)	$(98,640)
Adjusted EBITDA by segment:
B2C	$(654,432)	$(393,461)	$(98,640)
B2B	$(21,701)	$1,542	$—

(1)The amounts include the amortization of acquired intangible assets of $80.1 million, $50.5 million and $0.0 million for 2021, 2020 and 2019, respectively.
(2)The amounts for 2021, 2020 and 2019 primarily reflect stock-based compensation expenses resulting from the issuance of awards under long-term incentive plans, and in 2020, the issuance of our Class B shares (which have no economic or conversion rights) to our Chief Executive Officer.
(3)Includes capital markets advisory, consulting, accounting and legal expenses related to evaluation, negotiation and integration costs incurred in connection with pending or completed transactions and offerings. These costs include those relating to the Business Combination for 2020.
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
(6)Includes primarily consulting, advisory and other costs relating to non-recurring items and special projects, including the implementation of internal controls over financial reporting, change in fair value of certain financial assets and our equity method share of the investee’s losses.

Pro Forma Adjusted EBITDA

The table below presents our Non-GAAP Pro Forma Adjusted EBITDA reconciled to our pro forma net loss, for the periods indicated:

	Year Ended December 31,
(amounts in thousands)	2021	2020
Net Loss	$(1,523,195)	$(1,242,761)
Adjusted for:
Depreciation and amortization (1)	121,138	100,455
Interest (income) expense, net	(1,957)	1,530
Income tax provision	8,269	3,074
Stock-based compensation (2)	683,293	335,660
Transaction-related costs (3)	25,316	5,500
Litigation, settlement, and related costs (4)	10,392	6,839
Advocacy and other related legal expenses (5)	40,415	—
(Gain) loss on remeasurement of warrant liabilities	(30,065)	387,565
Other non-recurring, special project and non-operating (income) costs (6)	(9,739)	6,210
Adjusted EBITDA	$(676,133)	$(395,928)

(1)The amounts include the amortization of acquired intangible assets of $80.1 million and $72.4 million for 2021 and 2020, respectively.
(2)The amounts for 2021 and 2020 primarily reflect stock-based compensation expenses resulting from the issuance of awards under long-term incentive plans, and in 2020, the issuance of our Class B shares (which have no economic or conversion rights) to our Chief Executive Officer, and $10.9 million due to the satisfaction of the performance condition, immediately prior to the consummation of the Business Combination, on stock-based compensation awards granted to SBTech employees in prior periods.
(3)Includes capital markets advisory, consulting, accounting and legal expenses related to evaluation, negotiation and integration costs incurred in connection with pending or completed transactions and offerings. These costs include those relating to the Business Combination for 2020.
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
(6)Includes primarily consulting, advisory and other costs relating to non-recurring items and special projects, including the implementation of internal controls over financial reporting, change in fair value of certain financial assets and our equity method share of the investee’s losses.

Key Factors Affecting Our Results

Our financial position and results of operations depend to a significant extent on the following factors:

Industry Opportunity and Competitive Landscape

We operate within the global entertainment and gaming industries, which are comprised of diverse products and offerings that compete for consumers’ time and disposable income. Our short-to-medium term focus is on the North American regulated gaming industry, particularly the opportunity in online sports betting and iGaming. We believe our industry-leading product offerings, strong technology services, ten years of U.S. online and mobile gaming experience, established brand and vertically integrated solutions make us a partner of choice for state regulators, professional sports leagues and teams, gaming companies, retail and online sportsbooks, and other sports entertainment and related businesses.

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

Legalization, Regulation and Taxation

Our financial prospects depend on legalization of online sports betting and iGaming across more of the United States, a trend that we believe is in its infancy after the U.S. Supreme Court struck down PASPA in May 2018. Our strategy is to expand our Sportsbook and iGaming offerings in new jurisdictions as they are legalized and become accessible. As of December 31, 2021, 29 U.S. states, the District of Columbia and Puerto Rico have legalized either retail or online sports betting. Of these 31 legal jurisdictions, 23 have legalized online sports betting. Of those 23 jurisdictions, 18 are live, and DraftKings operated in 15 them.

The process of securing the necessary licenses or partnerships to operate in each jurisdiction may take longer than we anticipate. In addition, legislative or regulatory restrictions and product taxes may make it less attractive or more difficult for us to operate in a particular jurisdiction. For example, certain jurisdictions require us to have a relationship with a retail operator for online sportsbook access, which tends to increase our cost of revenue. States that have established state-run monopolies may limit opportunities for private sector participants like us. We nonetheless believe our proprietary B2B software allows us to become a partner of choice to power state-run sportsbooks.

States impose taxes on regulated offerings, the rates of which may vary substantially between states and product offerings. Sales taxes may also apply in certain jurisdictions. We are also subject to a federal excise tax of 25 basis points on the amount of each sportsbook bet. Our growth prospects may suffer if we are unable to develop successful offerings or if we fail to pursue additional offerings. In addition, if we fail to make the right investment decisions in our offerings and technology products and services, we may not attract and retain key users and our revenue and results of operations may decline.

Ability to Acquire, Retain and Monetize Users

We grow our business by attracting new paid users to our product offerings and increasing their level of engagement with our product offerings over time. To effectively attract and retain paid users and to re-engage former paid users, we invest in a variety of marketing channels in combination with personalized customer promotions, most of which can be used across all of our product offerings (such as free contest entries or bets or matching deposits). These investments and personalized promotions are intended to increase consumer awareness and drive engagement. While we are continuing to assess the efficiency of our marketing and promotion activities, our limited operating history and the relative novelty of the U.S. online sports betting and iGaming industries makes it difficult for us to predict when we will achieve our longer-term profitability objectives.

Managing Betting Risk

Sports betting and iGaming are characterized by an element of chance. Our revenue is impacted by variations in the hold percentage (the ratio of net win to total amount wagered) on bets placed on, or the actual outcome of, games or events on which users bet. Although our product offerings generally perform within a defined statistical range of outcomes, actual outcomes may vary for any given period, and a single large bet can have a sizeable impact on our short-term financial performance. Our hold is also affected by factors that are beyond our control, such as a user’s skill, experience and behavior, the mix of games played, the financial resources of users and the volume of bets placed. As a result of variability in these factors, actual hold rates on our products may differ from the theoretical win rates we have estimated and could result in the winnings of our gaming users exceeding those anticipated. We seek to mitigate these risks through data science and analytics and rules built into our technology, as well as active management of our amounts at risk at a point in time, but we may not always be able to do so successfully, particularly over short periods, which can result in financial losses as well as revenue volatility.

Results of Operations

2021 Compared to 2020

The following table sets forth a summary of our consolidated results of operations for the years indicated, and the changes between periods.

	Year ended December 31,
(amounts in thousands, except percentages)	2021	2020	$ Change	% Change
Revenue	$1,296,025	$614,532	$681,493	110.9%
Cost of revenue	794,162	346,589	(447,573)	(129.1)%
Sales and marketing	981,500	495,192	(486,308)	(98.2)%
Product and technology	253,655	168,633	(85,022)	(50.4)%
General and administrative	828,325	447,374	(380,951)	(85.2)%
Loss from operations	(1,561,617)	(843,256)	(718,361)	85.2%
Interest income (expense), net	1,957	(1,070)	3,027	282.9%
Gain (loss) on remeasurement of warrant liabilities	30,065	(387,565)	417,630	107.8%
Other income, net	11,951	—	11,951	100.0%
Loss before income tax (benefit) provision	(1,517,644)	(1,231,891)	(285,753)	23.2%
Income tax provision (benefit)	8,269	(622)	(8,891)	(1,429.4)%
(Gain) loss from equity method investment	(2,718)	566	3,284	580.2%
Net Loss	$(1,523,195)	$(1,231,835)	$(291,360)	(23.7)%

Revenue. Revenue increased $681.5 million, or 110.9%, to $1,296.0 million in 2021, from $614.5 million in 2020. The increase was attributable to $659.7 million in incremental B2C segment revenue and an increase in B2B segment revenue of $21.8 million.

The $659.7 million increase in our B2C segment revenue was primarily attributable to our online gaming revenues which increased $627.9 million, or 121.3%, to $1,145.5 million in 2021, from $517.6 million in 2020. The remaining increase in our B2C segment revenue was attributable to "Other" revenues, which primarily includes media and retail Sportsbooks.

Online gaming revenue grew in 2021 due to MUPs increasing by 69.2% and ARPMUP increasing by 30.9% as compared to 2020 as a result of the ongoing legalization of online sports betting and iGaming throughout the country. Since 2020, we launched our online Sportsbook product offering in Arizona, Connecticut, Michigan, Tennessee, Virginia and Wyoming and our iGaming product offering in Connecticut and Michigan. We also continued to increase customer engagement with our Sportsbook and iGaming product offerings in previously launched states. This increase in revenue was partially offset by planned promotional investments in the launches of our Sportsbook and iGaming product offering in new states.

Cost of Revenue. Cost of revenue increased $447.6 million, or 129.1%, to $794.2 million in 2021, from $346.6 million in 2020. Of this increase, $53.1 million was attributable to the B2B segment.

Excluding the impact of our B2B segment, the cost of revenue increase would have been $394.5 million, reflecting growth in revenue from the expanded product and geographic footprint of our B2C segment, including the launch of our Sportsbook and iGaming product offerings in several states in 2021. The $394.5 million cost of revenue increase in our B2C segment can be primarily attributed to an increase in our variable expenses such as product taxes and payment processing fees, which increased $203.4 million and $73.1 million, respectively. The remaining increase was primarily attributable to variable platform costs and revenue share arrangements resulting from additional customer activity.

B2C segment cost of revenue as a percentage of B2C revenue decreased by 1.0% percentage point to 55.4% in 2021 from 56.4% in 2020. This improvement reflected the partial year benefit of the transition to our in-house sports betting technology infrastructure.

Sales and Marketing. Sales and marketing expense increased $486.3 million, or 98.2%, to $981.5 million in 2021, from $495.2 million in 2020. Our B2C segment accounted for substantially all of this increase with $367.8 million of the increase resulting from activities to acquire and retain players, such as marketing costs including advertising and developing marketing campaigns, as well as headcount and technology associated with analyzing, developing and deploying those campaigns. The remainder of the increase primarily resulted from an increase in various team and league sponsorships.

Product and Technology. Product and technology expense increased $85.0 million, or 50.4%, to $253.7 million in 2021 from $168.6 million in 2020, of which $39.2 million was attributable to our B2B segment. The remaining increase primarily reflects additions to our product operations and engineering headcount in our B2C segment, including an increase in stock-based compensation expense of $26.0 million from the issuance of awards granted under our long-term incentive plans.

General and Administrative. General and administrative expense increased $381.0 million, or 85.2%, to $828.3 million in 2021 from $447.4 million in 2020. Our B2C segment accounted for substantially all of this increase, primarily driven by an increase in stock-based compensation expense of $267.5 million from the issuance of awards granted under our long-term incentive plans. The remainder of the increase was primarily attributable to an increase in personnel costs reflecting headcount growth and an increase in certain non-recurring costs relating to advocacy efforts and other legal expenses in jurisdictions where we do not operate certain products and are actively seeking licensure, or similar approval, for those products.

Gain (loss) on Remeasurement of Warrant Liabilities. We recorded a gain on remeasurement of warrant liabilities of $30.1 million in 2021, compared to a loss of $387.6 million in 2020 primarily due to changes in the underlying share price of our class A common stock.

Net Loss. Net loss increased by $291.4 million to $1,523.2 million in 2021 from $1,231.8 million in 2020 for the reasons discussed above.

2020 Compared to 2019

A discussion of changes in our results of operations in 2020 compared to 2019 has been omitted from this Form10-K, but it may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Amendment No. 1 on Form 10-K/A for the fiscal year ended December 31, 2020, filed with the SEC on May 3, 2021, which is available free of charge on the SEC's website at www.sec.gov and at www.DraftKings.com.

Supplemental Unaudited Pro Forma Results for 2021 Compared to 2020

Set forth below are our pro forma results of operations for the year ended December 31, 2021 compared with the year ended December 31, 2020. These pro forma results assume that the Business Combination, including our acquisition of SBTech, which comprises the entirety of our B2B segment, occurred on January 1, 2019, and are based on estimates and assumptions, which we believe are reasonable. They are not the results that would have been realized had the Business Combination actually occurred on January 1, 2019 and are not indicative of our consolidated results of operations for future periods.

Pro Forma Information	Year ended December 31,
(amounts in thousands, except percentages)	2021	2020	$ Change	% Change
Revenue	$1,296,025	$643,502	$652,523	101.4%
Cost of revenue	794,162	377,191	(416,971)	(110.5)%
Sales and marketing	981,500	499,342	(482,158)	(96.6)%
Product and technology	253,655	186,204	(67,451)	(36.2)%
General and administrative	828,325	430,791	(397,534)	(92.3)%
Loss from operations	(1,561,617)	(850,026)	(711,591)	(83.7)%
Interest income (expense), net	1,957	(1,530)	3,487	227.9%
Gain (loss) on remeasurement of warrant liabilities	30,065	(387,565)	417,630	107.8%
Other income, net	11,951	—	11,951	100.0%
Loss before income taxes	(1,517,644)	(1,239,121)	(278,523)	22.5%
Income tax provision	8,269	3,074	5,195	169.0%
(Gain) loss from equity method investment	(2,718)	566	3,284	580.2%
Net Loss	$(1,523,195)	$(1,242,761)	$(280,434)	22.6%

Revenue. Pro forma revenue increased by $652.5 million, or 101.4%, to $1,296.0 million in 2021 from pro forma revenue of $643.5 million in 2020. Of this increase, $659.7 million was attributable to the performance of our B2C segment, as discussed above, partially offset by a slight decrease in revenue in our B2B segment.

Cost of Revenue. Cost of revenue increased $417.0 million, or 110.5%, to $794.2 million in 2021 from pro forma cost of revenue of $377.2 million in 2020. Of this increase, $394.5 million was attributable to the performance of our B2C segment, as discussed above.

Sales and Marketing. Sales and marketing expense increased $482.2 million, or 96.6%, to $981.5 million in 2021, from pro forma sales and marketing expense of $499.3 million in 2020. Substantially all of the increase was attributable to the performance of our B2C segment, as discussed above.

Product and Technology. Product and technology expense increased by $67.5 million, or 36.2%, to $253.7 million in 2021, from pro forma product and technology expense of $186.2 million in 2020. Of this increase, $61.2 million was attributable to the performance of our B2C segment, as discussed above. The remaining increase was attributable to the pro forma performance of our B2B segment, driven mainly by an increase in stock-based compensation awards and increased headcount.

General and Administrative. General and administrative expense increased $397.5 million, or 92.3%, to $828.3 million in 2021, from pro forma general and administrative expense of $430.8 million in 2020, Substantially all of the increase was attributable to the performance of our B2C segment, as discussed above.

Gain (loss) on Remeasurement of Warrant Liabilities. We recorded a gain on remeasurement of warrant liabilities of $30.1 million in 2021, compared to a loss of $387.6 million in 2020 primarily due to changes in the underlying share price of our class A common stock.

Net Loss. Net loss increased by $280.4 million to $1,523.2 million in 2021, from pro forma net loss of $1,242.8 million in 2020, for the reasons discussed above.

Quarterly Performance Trend and Seasonality

Our user engagement and financial performance is seasonal in nature, as indicated by the following chart, which presents our MUPs and ARPMUP for the last eight quarters, and the explanations that follow.

Quarterly KPI Trend
2000
1800
1600
1400
1200
1000
800
600
400
200
0
MUPs (in K's)
$90
$80
$70
$60
$50
$40
$30
$20
$10
$—
ARPMUP
Q1'20
Q2'20
Q3'20
Q4'20
Q1'21
Q2'21
Q3'21
Q4'21
MUPs (in K's)
ARPMUP

Our business experiences the effects of seasonality based on the relative popularity of certain sports. Although our technology supports contests and betting on sporting events throughout the year, the fourth quarter is when our users tend to be most engaged, primarily due to the overlapping time frame of the NFL and NBA seasons. As a result, we have historically generated higher revenues in our fourth quarter compared to other quarters. We anticipate that this trend will continue, though our mix of revenues in each quarter and our key performance indicators will also be impacted by the timing of new jurisdiction launches and the introduction of new product offerings.

In addition, as seen with the impact of COVID-19 on our 2020 financial performance, revenue and key performance indicators for a given quarter or fiscal year may differ substantially due primarily to professional sports season scheduling, including the frequency of play. For example, during the NFL season, our user engagement and revenue is generally highest on Sundays. The number of Sundays in a fiscal reporting period may differ from quarter to quarter and year to year, resulting in revenue volatility between comparative periods. For example, our fiscal years 2021, 2020 and 2019 included revenue related to 16, 16 and 17 Sundays of regular season NFL play, respectively. In contrast, the MLB season, which traditionally falls in our second and third quarters, is characterized by numerous, daily games throughout the season, which tends to result in higher DFS user engagement and more Sportsbook bets per paid user relative to the NFL season. Historically, MLB play has attracted a more dedicated but smaller user base to our product offerings. The timing of the MLB season in combination with these factors has tended to result in lower MUPs in our second quarter, but a higher ARPMUP.

The suspension, postponement and cancellation of major sports seasons and sporting events may materially impact our results of operations for the current quarter and, potentially, future quarters.

Liquidity and Capital Resources

We had $2.2 billion in cash and cash equivalents as of December 31, 2021 (excluding player cash, which we segregate from our operating cash balances on behalf of our paid users for all jurisdiction and products). We believe our cash on hand is sufficient to meet our current working capital and capital expenditure requirements for a period of at least twelve months, irrespective of the continuing impact of COVID-19. We will continue to evaluate our long-term operating performance and cash needs and believe we are well positioned to continue to fund the operations of the business long-term.

Our material cash requirements include the following contractual and other obligations.

Debt. In March 2021, we issued zero-coupon convertible senior notes in an aggregate principal amount of $1,265.0 million. The Convertible Notes mature on March 15, 2028, subject to earlier conversion, redemption or repurchase. In connection with the pricing of the Convertible Notes and the exercise of the option to purchase additional Convertible Notes, we entered into privately negotiated capped call transactions (“Capped Call Transactions”). The Capped Call Transactions are expected generally to reduce potential dilution to our Class A common stock upon any conversion of the Convertible Notes. The net cost of $124.0 million incurred to enter into the Capped Call Transactions was recorded as a reduction to additional paid-in capital on the Company’s consolidated balance sheet.

Leases. We have lease arrangements for certain corporate office facilities, data centers, and motor vehicles. As of December 31, 2021, the Company had lease obligations of $84.6 million, with $16.6 million payable within 12 months.

Other Purchase Obligations. We have certain non-cancelable contracts with vendors, licensors and others requiring us to make future cash payments. As of December 31, 2021, these purchase obligations were $1,894.3 million, with $404.3 million payable within 12 months.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year ended December 31,
(in thousands)	2021	2020	2019
Net cash used in operating activities	$(419,508)	$(194,157)	$(46,578)
Net cash used in investing activities	(195,022)	(227,341)	(42,271)
Net cash provided by financing activities	1,138,813	2,306,299	79,776
Effect of foreign exchange rates on cash and cash equivalents and restricted cash	583	(358)	—
Net increase (decrease) in cash and cash equivalents and restricted cash	524,866	1,884,443	(9,073)
Cash and cash equivalents and restricted cash at beginning of period	2,104,976	220,533	229,606
Cash and cash equivalents and restricted cash at end of period	$2,629,842	$2,104,976	$220,533

Operating Activities. Net cash used in operating activities in 2021 was $419.5 million, compared to $194.2 million in 2020, mainly reflecting our $291.4 million higher net loss, for the reasons discussed above, net of non-cash cost items. Non-cash cost items decreased $44.5 million period-over-period, driven primarily by a decrease in loss on remeasurement of warrants liabilities and partially offset by an increase in stock-based compensation expense and depreciation and amortization. The increase in these cash outflows was partially offset by improvements in operating working capital of $110.5 million primarily due to an increase in cash provided by our accounts payable and accrued expenses and liabilities due to users.

Net cash used in operating activities in 2020 increased by $147.6 million, or 316.8%, to $194.2 million, from $46.6 million in 2019, mainly reflecting our $1,089.1 million higher net loss, net of non-cash cost items, partially offset by an improvement in operating working capital. Non-cash cost items increased $759.5 million period-over-period, driven primarily by the remeasurement of our warrant liabilities of $387.6 million and an increase in stock-based compensation expense of $307.4 million and amortization of acquired intangibles of $50.5 million.

Investing Activities. Net cash used in investing activities in 2021 decreased by $32.3 million to $195.0 million from $227.3 million in 2020, mainly reflecting the cash portion of consideration paid to SBTech shareholders in connection with the Business Combination during the second quarter of 2020, partially offset by other acquisitions that occurred in 2021 and an increase in cash paid for gaming licenses.

Net cash used in investing activities during 2020 increased by $185.1 million to $227.3 million from $42.3 million during 2019, mainly reflecting the cash portion of consideration paid to SBTech shareholders, net of cash acquired, of $178.6 in connection with the Business Combination.

Financing Activities. Net cash provided by financing activities in 2021 decreased by $1,167.5 million to $1,138.8 million from $2,306.3 million in 2020. Although we completed a convertible debt offering during 2021, there were additional activities that occurred during 2020 that caused cash provided by financing activities to decrease when comparing these periods. Such activities that occurred during 2020 include the recapitalization of DEAC shares and net proceeds of $202.0 million that primarily related to the exercise of our public warrants, which became exercisable following the Business Combination, and net proceeds of $1,680.1 million received in connection with public equity offerings.

Net cash provided by financing activities during 2020 increased by $2,226.5 million to $2,306.3 million from $79.8 million during the same period in 2019. The increase was driven by $669.8 million related to the recapitalization of DEAC shares, net proceeds of $202.0 million related to the exercise of our public warrants, which became exercisable following the Business Combination, and net proceeds of approximately $1,680.1 million received in connection with the public offerings of our Class A common stock in June and October 2020.

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

Loss Contingencies

Our loss contingencies, which are included within the “other long-term liabilities” caption on our consolidated balance sheets, are uncertain by nature and their estimation requires significant management judgment as to the probability of loss and estimation of the amount of loss. These contingencies include, but may not be limited to, litigation, regulatory investigations and proceedings and management’s evaluation of complex laws and regulations, including those relating to indirect taxes, and the extent to which they may apply to our business and industry. See Note 7 and 16 to our Consolidated Financial Statements for more information.

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

In testing goodwill for impairment, we have the option to begin with a qualitative assessment, commonly referred to as “Step 0,” to determine whether it is more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as macroeconomic conditions, industry and market considerations, cost factors, entity-specific financial performance and other events, including changes in our management, strategy and primary user base. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we then perform a quantitative goodwill impairment analysis by comparing the carrying amount to the fair value of the reporting unit. If the carrying amount exceeds the fair value, goodwill will be written down to the fair value and recorded as impairment expense in the consolidated statements of operations. We perform our impairment testing annually and when circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We performed our annual impairment assessment of goodwill as of October 1, 2021 and concluded that goodwill was not impaired.

Business Combinations

We account for business acquisitions in accordance with ASC Topic 805, Business Combinations (“ASC 805”). We measure the cost of an acquisition as the aggregate of the acquisition date fair values of the assets transferred and liabilities assumed and equity instruments issued. Transaction costs directly attributable to the acquisition are expensed as incurred. We record goodwill for the excess of (i) the total costs of acquisition, fair value of any non-controlling interests and acquisition date fair value of any previously held equity interest in the acquired business over (ii) the fair value of the identifiable net assets of the acquired business.

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

On March 26, 2021 and April 1, 2021, the Company acquired 100% of the equity of Vegas Sports Information Network, Inc. and Blue Ribbon Software Ltd., respectively. Both of these acquisitions are accounted for under ASC 805. In accordance with the acquisition method, we recorded the fair value of assets acquired and liabilities assumed. The allocation of the consideration to the assets acquired and liabilities assumed is based on various estimates. As of December 31, 2021, we finalized our preliminary purchase price allocations for both acquisitions.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risks.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk, foreign currency risk and inflation risk as follows:

Interest Rate Risk

We had cash and cash equivalents totaling $2.2 billion and $1.8 billion at December 31, 2021 and December 31, 2020, respectively. Our cash and cash equivalents consist of highly liquid, unrestricted savings, checking and other bank accounts. The Company also utilizes money market funds and short-term deposits with original maturities of three months or less. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. Due to the relatively short-term nature of our portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio for the periods presented.

Foreign Currency Risk

As a result of the Business Combination, we are exposed to foreign currency exchange risk related to our transactions and our translation of subsidiaries’ balances that are denominated in currencies other than the U.S. dollar, our functional currency. We are required to translate a significant portion of our B2B segment results from Euros, the functional currency of most of SBTech’s non-U.S. subsidiaries, to U.S. dollars, our functional currency. In 2021 and 2020, our exposure to these risks were not material. We seek to naturally hedge our foreign exchange transaction exposure by matching the transaction currencies for our cash inflows and outflows. Currently, we do not otherwise hedge our foreign exchange exposure but may consider doing so in the future.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2021, which is the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated

Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with U.S. GAAP. Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2021 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Management has reviewed its assessment with the Audit Committee.

The Company’s independent registered public accounting firm, BDO USA, LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears in Part II, Item 15 “Exhibits, Financial Statement Schedules” of this annual report.

Changes in Internal Control Over Financial Reporting

Other than execution of the material weakness remediation activities described below, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the three months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Previously Disclosed Material Weakness

We previously identified and disclosed in our 2020 Annual Report, as well as in our Quarterly Report on Form 10-Q filed for the quarters ended March 31, 2021, June 30, 2021 and September 30, 2021, a material weakness in our operation of controls over the classification and accounting for the private placement warrants and public warrants (collectively, the “warrants”), which were initially issued by Diamond Eagle Acquisition Corp. in connection with its initial public offering and assumed by the Company in connection with the consummation of the transactions contemplated by the Business Combination.

As of December 31, 2021, Management has completed the implementation of our remediation efforts of the material weakness related to accounting for warrants issued as part of the Business Combination as previously reported. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our remediation efforts included demonstrating our ability to effectively operate our controls and enhancing our control design to require the formalized consideration of obtaining additional technical guidance prior to concluding on significant or unusual transactions. These additional considerations include items such as obtaining additional accounting pronouncements or performing consultations with third party accounting specialists, authoritative bodies or regulators.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2021 (the “2022 Proxy Statement’), and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will be included in our 2022 Proxy Statement, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in our 2022 Proxy Statement, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in our 2022 Proxy Statement, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be included in our 2022 Proxy Statement, which is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this report
(a)(1) Financial Statements

Audited Consolidated Financial Statements of DraftKings Inc. for the years ended December 31, 2021, December 31, 2020 and December 31, 2019:
Reports of Independent Registered Public Accounting Firm (BDO USA, LLP; Boston, Massachusetts; PCAOB ID#243)	72
Consolidated Balance Sheets	F-1
Consolidated Statements of Operations	F-3
Consolidated Statements of Comprehensive Loss	F-4
Consolidated Statements of Changes in Stockholders' Equity (Deficit)	F-5
Consolidated Statements of Cash Flows	F-8
Notes to the Consolidated Financial Statements	F-10

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

Shareholders and Board of Directors
DraftKings Inc.
Boston, Massachusetts

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of DraftKings Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, consolidated statements of comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 18, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Valuation of Intangible Assets ~ Business Combinations

As described in Note 3 to the consolidated financial statements, on March 26, 2021, the Company acquired Vegas Sports Information Network, Inc. (“VSiN”), for net consideration of $70.0 Million. The Company accounted for the acquisition in accordance with ASC Topic 805, Business Combinations, which required the Company to exercise judgment and make estimates and assumptions based on available information regarding the fair values of the elements of a business combination as of the date of acquisition, including the fair values of identifiable intangible assets. Estimates and assumptions that the Company makes in estimating the fair value of future trademarks and trade names, acquired technology, customer relationships and other identifiable intangible assets include future cash flows that they expect to generate from the acquired assets. The Company recognized $21.8 Million of finite-lived intangible assets.

We identified the determination of fair values of certain identifiable finite-lived intangible assets, which primarily included trademarks and trade names, as a critical audit matter. The principal considerations for our determination included the following: (i) changes in the key assumptions could have a significant impact on the fair value of the finite-lived intangible assets acquired, (ii) subjectivity and judgment is required to determine significant unobservable inputs and assumptions utilized by the Company in determining the fair value of the trademarks and trade names acquired, specifically projected revenue growth rates, discounts rates and the customer acquisition cost-saving synergies, and (iii) appropriateness of use of various valuation models to determine the fair value of the trademarks and trade names acquired. Auditing these elements involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

a.We tested the effectiveness of the Company’s internal control over accounting for the business combination, including controls related to the determination of fair value of identified intangible assets
b.We assessed the reasonableness of projected revenue growth rates, discount rates and the customer acquisition cost-saving synergies by: (i) evaluating historical performance of the target entity, (ii) assessing financial projections against industry metrics and peer-group companies, and (iii) evaluating the reasonableness of methods used to measure customer acquisition cost-saving synergies.
c.We utilized personnel with specialized knowledge and skill with valuation to assist in: (i) assessing the reasonableness of discount rates incorporated into the various valuation models, and (ii) assessing the appropriateness of various valuation models utilized by management to determine the fair values of the trademarks and trade names acquired.

Loss Contingencies Related to Indirect Taxes

As discussed in Note 7 to the consolidated financial statements, as of December 31, 2021, the Company’s estimated contingent liability for indirect taxes was $47.5 Million. Indirect tax statutes and regulations can be complex and subject to differences in application and interpretation. The Company accrues a liability for its estimated liability for these taxes based upon its analysis of the statutes and regulations and their applicability to its business. Tax authorities may impose indirect taxes on Internet-delivered activities based on statutes and regulations which, in some cases, were established prior to the advent of the Internet and do not apply with certainty to the Company’s business.

We identified accounting for loss contingencies related to indirect taxes as a critical audit matter. The principal considerations for our determination include management’s application of significant judgment in (i) interpreting and applying indirect tax statutes and regulations, (ii) assessing the probability that a loss contingency exists, and (iii) assessing the amount recorded. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the need for specialized knowledge and skill in assessing these elements.

The primary procedures we performed to address this critical audit matter included:

a.We tested the effectiveness of the Company’s internal control relating to the determination of the contingent liability for indirect taxes, including controls over management’s assessment of the probability of outcomes and amounts for the indirect taxes, management’s processes of identifying all relevant statutes and regulations and assessing the measurement of probable and reasonably possible losses, and the development of the related disclosures.
b.We assessed the completeness and accuracy of the indirect tax matters subject to evaluation by the Company through examination of jurisdictional sales and applicable tax rates to determine if the contingent liability is accurately recorded.
c.We utilized personnel with specialized knowledge and skill in state and local tax regulations to assist in (i) evaluating the Company’s assessment of the probability of outcomes for the indirect taxes, and (ii) assessing the measurement of probable and reasonably possible losses by performing an evaluation of the Company’s assessment, including assessing that all relevant statutes and regulations have been identified.

Convertible Senior Notes and Capped Calls

As discussed in Note 7 to the consolidated financial statements, in March 2021, the Company issued zero coupon Convertible Senior Notes (“Convertible Notes”) in an aggregate principal amount of $1,265.0 Million, which will mature on March 15, 2028, subject to earlier conversion, redemption or repurchase. In accounting for the issuance of the Convertible Notes, at December 31, 2021 the Company recorded a liability for the Convertible Notes of $1.248.5 Million, net of debt issuance costs of $16.5 Million. Although recorded at amortized cost, the fair value of the liability at December 31, 2021 was $953.8 Million, which was calculated using the estimated or actual bids and offers of the Convertible Notes in an over-the-counter market on the last business day of the period.

In connection with the pricing of the Convertible Notes and the exercise of an option to purchase additional notes, the Company entered into a privately negotiated capped call transaction (“Capped Call Transactions”). The Capped Call Transactions are expected generally to reduce potential dilution to the Class A common stock upon any conversion of Convertible Notes. As the transaction qualifies for equity classification, the net cost of $124.0 million incurred in connection with the Capped Call Transactions was recorded as a reduction to additional paid-in capital on the consolidated balance sheet as of December 31, 2021.

We identified the initial accounting for the Convertible Notes and related Capped Call Transactions as a critical audit matter. The principal consideration for our determination includes management’s application of the complex technical accounting related to the initial transaction. The auditing of this transaction involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the need for specialized knowledge and skill in assessing the accounting treatment.

The primary procedures we performed to address this critical audit matter included:

a.We tested the effectiveness of the Company’s internal control over accounting for complex or unusual transactions, including the Convertible Notes and Capped Call Transactions.
b.We utilized personnel with specialized knowledge and skill in debt issuance and derivative transaction accounting to assist in evaluating the Company’s assessment of the accounting treatment applied to the Convertible Notes and Capped Call Transactions.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2016.
Boston, Massachusetts
February 18, 2022

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
DraftKings Inc.
Boston, Massachusetts

Opinion on Internal Control over Financial Reporting

We have audited DraftKings Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, consolidated statements of comprehensive loss, changes in stockholders’ equity(deficit), and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 18, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying, “Item 9A, Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, LLP

Boston, Massachusetts
February 18, 2022
75

DRAFTKINGS INC.

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$2,152,892	$1,817,258
Cash reserved for users	476,950	287,718
Receivables reserved for users	51,949	30,249
Accounts receivables	45,864	44,522
Prepaid expenses and other current assets	25,675	14,558
Total current assets	2,753,330	2,194,305
Property and equipment, net	46,019	40,827
Intangible assets, net	535,017	555,930
Goodwill	615,655	569,603
Operating lease right-of-use assets	63,831	68,077
Equity method investment	9,825	2,955
Deposits and other non-current assets	45,377	7,632
Total assets	$4,069,054	$3,439,329

Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$387,737	$223,633
Liabilities to users	528,874	317,942
Operating lease liabilities, current portion	12,814	12,837
Total current liabilities	929,425	554,412
Convertible notes, net of issuance costs	1,248,452	—
Non-current operating lease liabilities	57,341	68,775
Warrant liabilities	26,911	65,444
Long-term income tax liabilities	79,125	72,066
Other long-term liabilities	49,272	47,287
Total liabilities	$2,390,526	$807,984
Commitments and contingent liabilities (Note 16)

See accompanying notes to consolidated financial statements.

DRAFTKINGS INC.

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	December 31,
	2021	2020
Stockholders’ equity:
Class A common stock, $0.0001 par value; 900,000 shares authorized as of December 31, 2021 and December 31, 2020, respectively; 414,911 and 403,110 shares issued and 407,781 and 396,303 outstanding at December 31, 2021 and December 31, 2020, respectively	$41	$40
Class B common stock, $0.0001 par value; 900,000 shares authorized as of December 31, 2021 and December 31, 2020; 393,014 shares issued and outstanding at December 31, 2021 and December 31, 2020	39	39
Treasury stock, at cost; 7,130 and 6,807 shares as of December 31, 2021 and December 31, 2020, respectively	(306,614)	(288,784)
Additional paid-in capital	5,702,388	5,067,135
Accumulated deficit	(3,753,814)	(2,230,619)
Accumulated other comprehensive income	36,488	83,534
Total stockholders’ equity	1,678,528	2,631,345
Total liabilities and stockholders’ equity	$4,069,054	$3,439,329

See accompanying notes to consolidated financial statements.

DRAFTKINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Years ended December 31,
	2021	2020	2019
Revenue	$1,296,025	$614,532	$323,410
Cost of revenue	794,162	346,589	103,889
Sales and marketing	981,500	495,192	185,269
Product and technology	253,655	168,633	55,929
General and administrative	828,325	447,374	124,868
Loss from operations	(1,561,617)	(843,256)	(146,545)
Other income (expense):
Interest income (expense), net	1,957	(1,070)	1,348
Gain (loss) on remeasurement of warrant liabilities	30,065	(387,565)	—
Other income, net	11,951	—	3,000
Loss before income tax provision (benefit)	(1,517,644)	(1,231,891)	(142,197)
Income tax provision (benefit)	8,269	(622)	58
(Gain) loss from equity method investment	(2,718)	566	479
Net loss attributable to common stockholders	$(1,523,195)	$(1,231,835)	$(142,734)

Loss per share attributable to common stockholders:
Basic and diluted	$(3.78)	$(4.03)	$(0.77)

See accompanying notes to consolidated financial statements.

Due to the timing of the Business Combination, the above periods, to the extent applicable, exclude B2B/SBTech activity which occurred prior to April 24, 2020.

DRAFTKINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)

	Year ended December 31,
	2021	2020	2019
Net loss	$(1,523,195)	$(1,231,835)	$(142,734)
Other comprehensive (loss) income
Foreign currency translation adjustments, net of nil tax	(47,046)	83,534	—
Comprehensive loss	$(1,570,241)	$(1,148,301)	$(142,734)

See accompanying notes to consolidated financial statements.

Due to the timing of the Business Combination, the above periods, to the extent applicable, exclude B2B/SBTech activity which occurred prior to April 24, 2020.

DRAFTKINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Amounts in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock Amount	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2020	396,303	$40	393,014	$39	$5,067,135	$(2,230,619)	$83,534	$(288,784)	$2,631,345
Exercise of stock options	9,421	1	—	—	31,478	—	—	—	31,479
Stock-based compensation expense	—	—	—	—	683,293	—	—	—	683,293
Purchase of capped call options	—	—	—	—	(123,970)	—	—	—	(123,970)
Equity consideration issued for acquisitions	520	—	—	—	33,149	—	—	—	33,149
Shares issued for exercise of warrants	337	—	—	—	9,205	—	—	—	9,205
Purchase of treasury stock	(323)	—	—	—	—	—	—	(17,830)	(17,830)
Restricted stock unit vesting	1,523	—	—	—	—	—	—	—	—
Foreign currency translation, net of nil tax	—	—	—	—	—	—	(47,046)	—	(47,046)
Other	—	—	—	—	2,098	—	—	—	2,098
Net loss	—	—	—	—	—	(1,523,195)	—	—	(1,523,195)
Balances at December 31, 2021	407,781	$41	393,014	$39	$5,702,388	$(3,753,814)	$36,488	$(306,614)	$1,678,528

	Convertible Redeemable Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock Amount	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2019 (as previously reported)	110,250	$258,371	389,610	$390	—	$—	$690,443	$(998,784)	$—	$—	$(307,951)
Conversion of shares due to merger recapitalization	(110,250)	(258,371)	(204,984)	(372)	—	—	258,743	—	—	—	258,371
Balances at December 31, 2019 effect of reverse acquisition (refer to Note 2)	—	—	184,626	18	—	—	949,186	(998,784)	—	—	(49,580)
Issuance of Series F preferred stock	—	—	1,526	—	—	—	11,000	—	—	—	11,000
Exercise of stock options	—	—	14,900	2	—	—	27,585	—	—	—	27,587
Stock-based compensation expense	—	—	—	—	393,014	39	324,999	—	—	—	325,038
Merger recapitalization, net repurchase of $7,192 and issuance costs of $11,564	—	—	(278)	—	—	—	(18,756)	—	—	—	(18,756)
Conversion of Convertible Notes to common shares	—	—	11,254	1	—	—	112,544	—	—	—	112,545
DEAC shares recapitalized, net of redemptions and equity issuance costs of $10,631	—	—	74,122	7	—	—	542,327	—	—	—	542,334
Equity consideration issued to acquire SBTech	—	—	40,739	4	—	—	789,060	—	—	—	789,064
Shares issued for earn outs - SBTech	—	—	720	—	—	—	—	—	—	—	—
Shares issued for earn outs - DEAC and DK	—	—	5,280	1	—	—	(1)	—	—	—	—
Shares issued for exercise of warrants	—	—	17,698	2	—	—	649,130	—	—	—	649,132
Shares issued in offerings, net of issuance costs of $41,536	—	—	36,820	4	—	—	1,680,063	—	—	—	1,680,067
Purchase of treasury stock	—	—	(6,807)	(1)	—	—	—	—	—	(288,784)	(288,785)
RSU Vesting	—	—	15,703	2	—	—	(2)	—	—	—	—
Foreign currency translation, net of nil tax	—	—	—	—	—	—	—	—	83,534	—	83,534
Net loss	—	—	—	—	—	—	—	(1,231,835)	—	—	(1,231,835)
Balances at December 31, 2020	—	$—	396,303	$40	393,014	$39	$5,067,135	$(2,230,619)	$83,534	$(288,784)	$2,631,345

	Convertible Redeemable Preferred Stock		Class A Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at December 31, 2018 (as previously reported)	111,969	$261,277	384,009	$384	$670,439	$(856,050)	$(185,227)
Conversion of shares	(111,969)	(261,277)	(200,756)	(366)	261,643	—	261,277
Balances at December 31, 2018 effect of reverse acquisition (refer to Note 2)	—	—	183,253	18	932,082	(856,050)	76,050
Exercise of stock options	—	—	1,017	—	1,148	—	1,148
Common stock issued	—	—	674	—	439	—	439
Issuance of Common Stock for In-kind Transfer	—	—	290	—	1,364	—	1,364
Repurchase of preferred stock and issuance of promissory note	—	—	(1,626)	—	(11,722)	—	(11,722)
Recapitalization of issuance of Series F preferred stock	—	—	1,018	—	7,824	—	7,824
Stock-based compensation expense	—	—	—	—	17,613	—	17,613
Issuance of warrants	—	—	—	—	438	—	438
Net loss	—	—	—	—	—	(142,734)	(142,734)
Balances at December 31, 2019	—	$—	184,626	$18	$949,186	$(998,784)	$(49,580)

See accompanying notes to consolidated financial statements.

Due to the timing of the Business Combination, the above periods, to the extent applicable, exclude B2B/SBTech activity which occurred prior to April 24, 2020.

DRAFTKINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year ended December 31,
	2021	2020	2019
Cash Flows from Operating Activities:
Net loss	$(1,523,195)	$(1,231,835)	$(142,734)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	121,138	77,410	13,636
Non-cash interest expense	2,109	3,114	424
Stock-based compensation expense, including value of Class B common shares	683,293	325,038	17,613
(Gain) loss on remeasurement of warrant liabilities	(30,065)	387,565	—
(Gain) loss from equity method investment	(2,718)	566	479
Gain on initial equity method investment	—	—	(3,000)
Gain on marketable equity securities and other financial assets	(11,311)	—	—
Deferred income taxes	(15,509)	(2,279)	54
Other expenses, net	—	—	2,711
Change in operating assets and liabilities, net of effect of acquisitions:
Receivables reserved for users	(21,700)	(10,421)	1,506
Accounts receivable	(1,787)	(13,802)	(3,118)
Prepaid expenses and other current assets	(10,078)	1,152	(6,436)
Deposits and other non-current assets	(6,458)	(3,730)	(930)
Operating leases, net	(1,059)	2,640	—
Accounts payable and accrued expenses	167,927	103,574	27,946
Settlement liability	—	—	(3,400)
Other long-term liabilities	5,746	12,355	18,405
Long-term income tax liability	13,227	(411)	—
Liabilities to users	210,932	154,907	30,266
Net cash flows used in operating activities	(419,508)	(194,157)	(46,578)
Cash Flows from Investing Activities:
Purchases of property and equipment	(15,925)	(11,752)	(16,703)
Cash paid for internally developed software costs	(46,542)	(27,489)	(14,816)
Acquisition of gaming licenses	(35,809)	(6,830)	(10,752)
Purchase of marketable equity securities and other financial assets	(25,000)	—	—
Cash paid for acquisitions, net of cash acquired	(64,970)	(178,645)	—
Other investing activities, net	(6,776)	(2,625)	—
Net cash flows used in investing activities	(195,022)	(227,341)	(42,271)
Cash Flow from Financing Activities:
Proceeds from revolving credit line	—	37,750	3,000
Repayments of revolving credit line	—	(44,500)	—
Cash buyout of unaccredited investors	—	(7,192)	—
Proceeds from issuance of redeemable convertible stock, net	—	—	7,824
Repurchase of preferred stock	—	—	(722)
Issuance costs related to merger recapitalization	—	(11,564)	—
Proceeds from issuance of convertible notes, net	1,248,025	41,077	68,087

Purchase of capped call options	(123,970)	—	—
Proceeds from recapitalization of DEAC shares, net of issuance costs	—	669,825	—
Proceeds from shares issued for warrants	693	202,034	—
Proceeds from issuance of Class A common stock, net of issuance costs	—	1,680,067	439
Purchase of treasury stock	(17,830)	(288,785)	—
Proceeds from exercise of stock options	31,479	27,587	1,148
Other financing activities	416	—	—
Net cash flows provided by financing activities	1,138,813	2,306,299	79,776
Effect of foreign exchange rates on cash and cash equivalents and restricted cash	583	(358)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	524,866	1,884,443	(9,073)
Cash and cash equivalents and restricted cash at the beginning of period	2,104,976	220,533	229,606
Cash and cash equivalents and restricted cash, end of period	$2,629,842	$2,104,976	$220,533

Disclosure of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$2,152,892	$1,817,258	$76,533
Cash reserved for users	476,950	287,718	144,000
Total cash, cash equivalents and restricted cash, end of period	$2,629,842	$2,104,976	$220,533

Supplemental Disclosure of Noncash Investing and Financing Activities:
Non-cash Redemption of Series F redeemable convertible preferred to stock through issuance of Promissory Note	$—	$—	$11,000
Conversion of convertible notes and accrued interest to common shares	—	112,545	—
Increase in net liabilities acquired from DEAC	—	2,514	—
Increase in accounts payable and accrued expenses from gaming licenses, net	(4,976)	3,976	1,000
Increase in accounts payable and accrued expenses from property and equipment and internally developed software costs	1,218	990	—
Equity consideration issued for acquisitions	33,149	789,064	—
Supplemental Disclosure of Cash Activities:
Increase in cash reserved for users	189,232	143,718	32,302
Cash paid for interest	—	417	260
Cash paid for income taxes	5,632	1,442	—

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

In May 2018, the Supreme Court (the “Court”) struck down on constitutional grounds the Professional and Amateur Sports Protection Act of 1992 (“PASPA”), a law that prohibited most states from authorizing and regulating sports betting. Since the Court’s decision, many states have legalized sports betting. As of December 31, 2021, 29 U.S. states, the District of Columbia and Puerto Rico have legalized some form of sports betting. Of those 31 legal jurisdictions, 23 have legalized online sports betting. Of those 23 jurisdictions, 18 are live, and DraftKings operates in 15 of them. The jurisdictions with statutes legalizing iGaming are Connecticut, Delaware, Michigan, New Jersey, Pennsylvania and West Virginia.

As of December 31, 2021, the Company operates online Sportsbooks in Arizona, Colorado, Connecticut, Illinois, Indiana, Iowa, Michigan, New Hampshire, New Jersey, Oregon (B2B), Pennsylvania, Tennessee, Virginia, West Virginia and Wyoming and has retail Sportsbooks in Colorado, Connecticut, Illinois, Iowa, Louisiana, Mississippi, New Hampshire, New Jersey and New York. As of December 31, 2021, the Company offers iGaming products in Connecticut, Michigan, New Jersey, Pennsylvania and West Virginia. The Company also has arrangements in place with land-based casinos to expand operations into additional states upon the passing of relevant legislation, the issuance of related regulations and the receipt of required licenses.

The novel coronavirus (“COVID-19”) has adversely impacted global commercial activity, disrupted supply chains and contributed to significant volatility in financial markets. Beginning in 2020 and continuing into 2021, the COVID-19 pandemic adversely impacted many different industries. The ongoing COVID-19 pandemic, including the emergence of new variants or strains of COVID-19, could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the extent and the duration of the impact of COVID-19. The COVID-19 pandemic therefore presents material uncertainty and risk with respect to us and our performance and could affect our financial results in a materially adverse way.

Since the start of the COVID-19 pandemic, the primary impacts to the Company have been the suspension, cancellation and rescheduling of sports seasons and sporting events. Beginning in March 2020 and continuing into the first month of the third quarter of 2020, many sports seasons and sporting events, including the MLB regular season, domestic soccer leagues and European Cup competitions, the NBA regular season and playoffs, the NCAA college basketball tournament, the Masters golf tournament, and the NHL regular season and playoffs, were suspended or cancelled. Starting in the third quarter of 2020 and continuing into the fourth quarter of 2020, major professional sports leagues resumed their activities, many of which were held at limited or reduced capacity. MLB began its season after a three-month delay and also completed the World Series, the NHL resumed its season and completed the Stanley Cup Playoffs, the Masters golf tournament was held, most domestic soccer leagues resumed and several European cup competitions were held, and the NFL season began on its regular schedule. During this period, the NBA also resumed its season, completed the NBA Finals and commenced its 2020-2021 season. The suspension and alteration of sports seasons and sporting events in 2020 reduced customers’ use of, and spending on, the Company’s Sportsbook and DFS product offerings and caused the Company to issue refunds for canceled events. In the year ended

December 31, 2021, many sports seasons continued and most sporting events were held as planned (including sporting events postponed from 2020), including the NFL regular season, the NFL Playoffs and Superbowl LV, MLB regular season and the World Series, the NBA regular season and NBA playoffs, the NHL regular season and the NHL Stanley Cup, the NASCAR Cup Series, various NCAA football bowl games, the NCAA college basketball season and tournament, and the UEFA European Football Championship. The return of major sports and sporting events generated significant user interest and activity in our Sportsbook and DFS product offerings. However, the possibility remains that sports seasons and sporting events may be suspended, cancelled or rescheduled due to COVID-19 outbreaks.

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

2.    Summary of Significant Accounting Policies and Practices

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts and operations of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions are eliminated upon consolidation. Certain amounts, which are not material, in the prior years’ consolidated financial statements have been reclassified to conform to the current year presentation.

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

This revision does not have a material impact on the Company's presentation of cash flows as the change in cash reserved for users will continue to be presented as a supplemental disclosure in the consolidated statement of cash flows. In addition, the Company will continue to present cash reserved for users as a separate line item on the Company’s condensed consolidated balance sheet.

These revisions have no impact on the Company’s previously reported consolidated statements of operations or consolidated balance sheets, including the Company’s cash and cash equivalents and cash reserved for user balances. Prior period amounts have been revised to conform to the current period presentation.

The following table presents the consolidated statement of cash flows line items after giving effect to the revision of presentation as discussed above for 2020 and 2019.

	Year ended December 31, 2020				Year ended December 31, 2019
	Reported	Adjustments		Revised	Reported	Adjustments		Revised
Adjustments to reconcile net loss to net cash flows used in operating activities:
Change in operating assets and liabilities, net of effect of business combinations:
Cash reserved for users	$(143,718)	$143,718		$—	$(32,302)	$32,302		$—
Net cash flows used in operating activities	(337,875)	143,718		(194,157)	(78,880)	32,302		(46,578)

Net increase (decrease) in cash, cash equivalents and restricted cash	1,740,725	143,718		1,884,443	(41,375)	32,302		(9,073)
Cash and cash equivalents and restricted cash at the beginning of period	76,533	144,000	(a)	220,533	117,908	111,698	(b)	229,606
Cash and cash equivalents and restricted cash, end of period	$1,817,258	$287,718		$2,104,976	$76,533	$144,000		$220,533

(a)Represents the cash reserved for user balance as of December 31, 2019 as previously included in the Company's 2020 Annual Report filed with the SEC.
(b)Represents the cash reserved for user balance as of December 31, 2018 as previously included in the Company's Form S-1 filed with the SEC on October 6, 2020.

Comprehensive Loss

Comprehensive loss consists of foreign currency translation adjustments related to the effect of foreign exchange on the value of our assets and liabilities denominated in Euros. The translation gain or loss is included in the consolidated statements of comprehensive loss.

Foreign Currency

Our reporting currency is the U.S. dollar while the functional currency of the Company’s significant non-U.S. subsidiaries is the Euro. The financial statements of the Company’s significant non-U.S. subsidiaries are translated into United States dollars in accordance with ASC 830, Foreign Currency Matters, using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs and expenses and historical rates for equity. During 2021, 2020 and 2019, foreign currency transactions did not significantly impact net income.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions reflected in the financial statements relate to and include, but are not limited to, the valuation and expensing of equity awards, accounting for contingencies and uncertainties, purchase price allocations, including fair value estimates of intangible assets, the estimated useful lives of fixed assets and intangible assets, internally developed software costs and accrued expenses.

Going Concern

Based on anticipated spend and cash received from the Business Combination, exercise of certain warrants, the June 2020 and October 2020 follow-on equity offerings, the issuance of convertible notes in March 2021 and the timing of expenditure assumptions, the Company currently expects that its cash will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months after February 18, 2022. The Company has experienced operating losses and negative operating cash flows for the years ended December 31, 2021, 2020 and 2019. While certain geographies may experience improved cash flow, the Company expects to continue to incur annual operating losses and annual negative operating cash flow for the foreseeable future.

Concentration Risks and Uncertainties

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

The Company's growth prospects and market potential will depend on its ability to obtain and maintain licenses to operate in a number of jurisdictions and if the Company fails to obtain and maintain such licenses its business, financial condition, results of operations and prospects could be impaired.

Business Combinations

The Company accounts for business combinations under the acquisition method of accounting, in accordance with ASC 805, which requires assets acquired and liabilities assumed to be recognized at their fair values as of the acquisition date. Any fair value of purchase consideration in excess of the fair value of the assets acquired less liabilities assumed is recorded as goodwill. The fair values of the assets acquired and liabilities assumed are determined based upon the valuation of the acquired business and involve management making significant estimates and assumptions.

Cash and cash equivalents

Cash and cash equivalents consist of highly liquid, unrestricted savings, money market funds, checking and other bank accounts.

Cash Reserved for Users

The Company maintains separate bank accounts to segregate users’ funds from operational funds. In certain regulated jurisdictions, user funds are held by DK Player Reserve, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company, which was organized for the purpose of protecting users’ funds in the event of creditor claims.

Receivables Reserved for Users

Receivables for user deposits not yet received are stated at the amount the Company expects to collect from a payment processor, which includes an allowance for credit losses if appropriate. These receivables arise, primarily, due to process timing between when a user deposits and when the Company receives that deposit from the payment processor. Receivables also arise due to the securitization policies of certain payment processors. The allowance for credit losses is determined based on the Company’s assessment of the probability of the non-payment of the receivable. This provision is netted against the receivable balance with the loss being recognized within general and administrative expenses in the consolidated statements of operations. The provision at December 31, 2021 and December 31, 2020 did not have a material impact on the Company’s consolidated financial statements.

Accounts Receivables

Accounts receivables are recorded at amortized cost, less any allowance for credit losses. The allowance for credit losses is determined based on the Company’s assessment of the probability of non-payment of the receivable. This provision is netted against the receivable balance with the loss being recognized within general and administrative expenses in the consolidated statements of operations. The provision at December 31, 2021 and December 31, 2020 did not have a material impact on the Company’s consolidated financial statements.

Property and Equipment, Net

Property and equipment are carried at cost, net of accumulated depreciation. Depreciation is computed utilizing the straight-line method over the estimated useful life of the asset. Leasehold improvements depreciation is computed over the shorter of the lease term or estimated useful life of the asset. Additions and improvements are capitalized, while repairs and maintenance are expensed as incurred. Useful lives of each asset class are generally as follows:

Computer equipment and software	3 years
Furniture and fixtures	7 years
Leasehold improvements	Lesser of the lease terms or the estimated useful lives of the improvements, generally 1–10 years

Intangible Assets, Net

The Company’s intangible assets consist of developed technology, customer relationships, internally-developed software, gaming licenses, trademarks and tradenames and digital assets. The related amortization expense is classified as cost of revenue in the consolidated statements of operations. Estimates and assumptions that we must make in estimating the fair value of future acquired technology, user lists and other identifiable intangible assets include future cash flows that we expect to generate from the acquired assets.

Developed Technology

Developed technology primarily relates to the design and development of sports betting and casino gaming software for online and retail sportsbook and casino gaming products acquired from SBTech and other acquisitions and recorded at fair value at the date of acquisition.

Customer Relationships

Customer (or “user”) relationships are finite-lived intangible assets which are amortized over their estimated economic lives. Customer relationships are generally recognized as the result of business combinations.

Internally Developed Software

Software that is developed for internal use is accounted for pursuant to ASC 350-40, Intangibles, Goodwill and Other—Internal-Use Software. Qualifying costs incurred to develop internal-use software are capitalized when (i) the preliminary project stage is completed, (ii) management has authorized further funding for the completion of the project and (iii) it is probable that the project will be completed and perform as intended. These capitalized costs include compensation for employees who develop internal-use software and external costs related to development of internal use software. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose. Internally developed software is amortized using the straight-line method over an estimated useful life. All other expenditures, including those incurred in order to maintain an intangible asset’s current level of performance, are expensed as incurred.

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

Trademarks and Tradenames

The Company incurs fees in connection with applying for and maintaining trademarks and tradenames as well as trademarks and tradenames resulting from acquisitions. Fees incurred in connection with the application and subsequent renewals are capitalized and amortized using the straight-line method over an estimated useful life.

Digital Assets

The Company has purchased certain digital assets, including crypto currencies, with cash that is not required to currently support its operations. The Company accounts for digital assets in accordance with ASC 350, Intangibles—Goodwill and Other (Topic 350). Accordingly, if the fair market value at any point during the reporting period is lower than the carrying value an impairment loss equal to the difference will be recognized in the consolidated statement of operations. If the fair market value at any point during the reporting period is higher than the carrying value the basis of the digital assets will not be adjusted to account for this increase. Gains on digital assets, if any, will be recognized upon sale or disposal of the assets.

Impairment of Long-Lived Assets

Long-lived assets, except for goodwill, consist of property and equipment and finite-lived acquired intangible assets, such as internal-use software, developed software, gaming licenses, trademarks, tradenames and customer relationships. Long-lived assets, except for goodwill, are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. Impairment expense is recognized to the extent an asset’s expected undiscounted future cash flows are less than the asset’s carrying amount. The Company determined that long-lived assets were not significantly impaired 2021, 2020 or 2019.

Goodwill

The Company’s business is classified into three reporting units: B2C, Media and B2B. In testing goodwill for impairment, the Company has the option to begin with a qualitative assessment, commonly referred to as “Step 0,” to determine whether it is more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as macroeconomic conditions, industry and market considerations, cost factors, entity-specific financial performance and other events, such as changes in the Company’s management, strategy and primary user base. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company performs a quantitative goodwill impairment analysis by comparing the carrying amount to the fair value of the reporting unit. If the carrying amount exceeds the fair value, goodwill will be written down to the fair value and recorded as impairment expense in the consolidated statements of operations. The Company performs its impairment testing annually and when circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company performed its annual impairment assessment of goodwill as of October 1, 2021 and concluded that goodwill was not impaired.

Equity Method Investment

The Company has a 49.9% membership interest in DKFS, LLC, also known as DRIVE by DraftKings as of December 31, 2021. In addition, the Company has committed to invest up to $17.5 million into DBDK Venture Fund I, LP, a Delaware limited partnership and a subsidiary of DKFS LLC. As of December 31, 2021, the Company had invested a total of $3.5 million of the total commitment, which represents ownership of approximately 28.6% in the fund.

The Company uses the equity method to account for investments in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee, but does not exercise control and is not the primary beneficiary. The Company’s judgment regarding its level of influence over the equity method investee includes considering key factors, such as ownership interest, representation on the board of directors, and participation in policy-making decisions. The Company’s carrying value in the equity method investee is reflected in the caption “Equity method investment” on the consolidated balance sheets. Changes in value of DKFS, LLC and DBDK Venture Fund I, LP are recorded in “(Gain) Loss from equity method investment” on the consolidated statements of operations.

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

The Company adopted Accounting Standards Update (“ASU”) 2016-2, Leases (Topic 842) (“ASU 2016-2”), using the alternative transition method provided in ASU 2018-11, Leases (Topic 842) (“ASU 2018-11”): Targeted Improvements as of January 1, 2020 at December 31, 2020. Using the alternative transition method, the Company applied the transition requirements at the effective date of ASU 2016-2.

The Company elected the package of practical expedients permitted under the transition guidance within the new lease standard. In addition, the Company has elected to apply the practical expedient to combine lease and related non-lease components, for all classes of underlying assets, and account for the combined contract as a lease component, as well as the election was made to apply the short-term lease recognition exemption.

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

The Company classified the Warrants pursuant to ASC 815 as derivative liabilities with subsequent changes in their respective fair values recognized in the consolidated statement of operations at each reporting date.

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

Revenue Recognition

Effective January 1, 2019, the Company adopted ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective method for all contracts not completed as of the date of adoption. ASC 606 requires companies to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the standard requires more detailed disclosures to enable readers of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The cumulative effect of the adoption was immaterial to the consolidated financial statements. See Note 10 – Revenue Recognition for further details.

The Company determines revenue recognition through the following steps:

•Identify the contract, or contracts, with the customer;

•Identify the performance obligations in the contract;

•Determine the transaction price;

•Allocate the transaction price to performance obligations in the contract; and

•Recognize revenue when, or as, the Company satisfies performance obligations by transferring the promised good or services.

The Company is currently engaged in the business of digital sports entertainment and gaming and provides its users with online gaming opportunities. The Company also provides online sportsbook and casino operators with technical infrastructure as well as related services with respect to its direct customers and distributors. The following is a description of the Company’s revenue streams:

Online Gaming

DFS is a peer-to-peer product in which users compete against one another for prizes. Users pay an entry fee to join a DFS contest and compete for prizes, which are distributed to the highest performing competitors in each contest as defined by each contest’s prize table. DFS revenue is generated from contest entry fees from users, net of prizes and customer incentives awarded to users.

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

The Company’s direct customer contract revenue is generally calculated as a percentage of the wagering revenue generated by the business customer using our software and is recognized in the periods in which those wagering and related activities conclude. In contrast, the Company provides distributors with the right to resell the Company’s software-as-a-service offering to their clients, using their own infrastructure. In reseller arrangements, revenue is generally calculated via a fixed monthly fee and an additional monthly fee which varies based on the number of gaming operators to whom each reseller sub-licenses the Company’s software. Our direct customer arrangements do not provide the customers with the right to take possession of our software, but only the right to purchase access to the Company’s sports and casino wagering software for a defined contractual period. In reseller arrangements, as opposed to direct customer arrangements, the resellers purchase a software license which enables them to install, host, and serve their operators’ base using the Company’s software. As of December 31, 2021, we no longer had agreements with any resellers.

Non-fungible token ("NFT") content

We launched Draftkings Marketplace (“Marketplace”) during the third quarter of 2021. Marketplace is a digital collectibles (non-fungible token or “NFT”) ecosystem designed for mainstream accessibility that offers curated initial NFT drops (“Primary Sales”). In addition to the Primary Sales, owners of NFTs on Marketplace can list their NFTs for sale to other Marketplace customers (“Secondary Sales”). The revenue we earn is based on a specific percentage of the gross value of each Primary Sale or Secondary Sale. The revenue is recognized for each sale when the NFT transfers to the end user. In addition, the Company signed a strategic agreement (the “Strategic Agreement”) with a privately-held content development company (the “Entity”). Certain officers of the Company are members of the Entity's board of advisors and certain officers and directors of the Company are shareholders of the Entity. In connection with the Strategic Agreement, the Company has exclusive distribution rights for the Entity’s sports-related NFT content.

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

Cost of Revenue

Cost of revenue consists primarily of variable costs. These include mainly (i) payment processing fees and chargebacks, (ii) product taxes, (iii) platform costs directly associated with revenue-generating activities, including those costs that were originally capitalized for internally developed software, (iv) revenue share / market access arrangements, and (v) feed / provider services. The Company incurs payment processing fees on user deposits, withdrawals and deposit reversals from payment processors (“chargebacks”). Chargebacks have not been material to date. Cost of revenue also includes expenses related to the distribution of our services, amortization of intangible assets and compensation of revenue associated personnel.

Sales and Marketing

Sales and marketing expenses consist primarily of expenses associated with advertising, conferences, costs related to free to play contests, rent and facilities maintenance, and the compensation of sales and marketing personnel, including stock-based compensation expenses. Advertising costs are expensed as incurred and are included in sales and marketing expense in the consolidated statements of operations. Advertising costs include those costs associated with communicating with potential customers and generally use some form of media, such as internet, radio, print, television, or billboards. Advertising costs also include costs associated with strategic league and team partnerships. During the years ended December 31, 2021, 2020 and 2019, advertising costs in accordance with U.S. GAAP were $831.1 million, $430.4 million and $152.2 million, respectively.

Product and Technology

Product and technology expenses consist primarily of research and development costs that are not capitalized and other costs not associated directly with revenue generating activities. Research and development costs primarily represent employee expenses (including stock-based compensation) for engineering product, design, analytical research and project management incurred for non-revenue generating activities. Other costs include related overhead for rent, facilities maintenance, third party software licenses and consulting services.

General and Administrative

General and administrative expenses consist of costs not related to sales and marketing, product and technology or revenue. General and administrative costs include professional services (including legal, regulatory, audit, accounting, lobbying and services related to acquisitions), rent and facilities maintenance, contingencies, insurance, allowance for credit losses, depreciation of leasehold improvements and furniture and fixtures and costs related to the compensation of executive and non-executive personnel, including stock-based compensation.

Benefit Plans

The Company maintains a defined contribution plan, which covers a majority of employees. The plan allows for employee salary deferrals, which are matched at our discretion. The Company contributions to these plans were $6.7 million in 2021. These costs were not significant to the Company's consolidated financial statements in 2020 or 2019.

Stock-based Compensation

The Company measures compensation expense for stock options and other stock awards in accordance with ASC 718, Compensation—Stock Compensation. Stock-based compensation is measured at fair value on grant date and recognized as compensation expense over the requisite service period. Generally, the Company issues stock options and other stock awards to employees with service-based and/or performance-based vesting conditions. For awards with only service-based vesting conditions, the Company records compensation cost for these awards using the straight-line method less an assumed forfeiture rate. For awards with performance-based vesting conditions, the Company recognizes compensation cost on a tranche-by-tranche basis (the accelerated attribution method) less an assumed forfeiture rate.

Under the provisions of ASC 505-50, Equity-Based Payments to Non-Employees, the Company measures stock-based awards granted to non-employees at the earlier of: (i) the performance commitment date, or (ii) the date the services required under the arrangement have been completed. Compensation expense is recognized over the period during which services are rendered by non-employees until service is completed. At the end of each financial reporting period, for share based payments issued in lieu of cash prior to completion of the service, the fair value of these awards is remeasured using the then-current fair value of the Company’s common stock.

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

Recently Adopted Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company elected to early adopt the new standard as of January 1, 2021 using the modified retrospective approach. In the first quarter of 2021, the Company issued convertible senior notes, whereby the entire proceeds from issuance were recognized as a liability, net of any lender fees and debt financing costs, on our condensed consolidated balance sheet. Please refer to Note 7 included herein for additional information.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities in accordance with Accounting Standards Codification Topic 606. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022 and early adoption is permitted. While the Company is continuing to assess the timing of adoption and the potential impacts of ASU 2021-08, it does not expect ASU 2021-08 to have a material effect, if any, on its consolidated financial statements.

3.    Business Combinations

Vegas Sports Information Network, Inc. (“VSiN”) Acquisition

On March 26, 2021, the Company acquired 100% of the equity of Vegas Sports Information Network, Inc. (“VSiN”). The following summarizes the consideration transferred at closing for the VSiN acquisition:

Cash consideration	$40,599
Share consideration (1)	29,399
Total consideration	$69,998

(1)Represents the issuance of 0.5 million shares of the Company’s Class A common stock at a fair value of $63.60 per share to the former stockholders of VSiN.

The acquired assets and assumed liabilities of VSiN were recorded at their estimated fair values. The purchase price allocation for the VSiN acquisition was finalized as of December 31, 2021 and reflects appropriate adjustments from the preliminary amounts previously reported. Goodwill recognized is not deductible for tax purposes.

The purchase price of the VSiN acquisition was allocated as follows:

Operating lease right-of-use assets	$6,120
Intangible assets	21,758
Other assets	4,516
Liabilities	(9,611)
Goodwill	47,215
Total	$69,998
Goodwill represents the excess of the gross considerations transferred over the fair value of the underlying net assets acquired and liabilities assumed. Goodwill associated with the VSiN acquisition is assigned as of the acquisition date to the Company’s Media reporting unit.
The intangible assets acquired as part of the VSiN acquisition were as follows:

	Fair Value	Weighted-Average Useful Life (in years)
Developed technology - software	$558	3.0
Customer relationships	1,200	3.0
Trademarks and trade names	20,000	5.0
Total	$21,758
As VSiN’s financial results are not material to the Company’s condensed consolidated financial statements, the Company has elected to not include pro forma results.

Blue Ribbon Software Ltd. (“Blue Ribbon”) Acquisition

On April 1, 2021, the Company acquired 100% of the equity of Blue Ribbon for $17.8 million of cash and approximately $3.8 million of the Company’s Class A common stock (the “Blue Ribbon Acquisition”). The acquired assets and assumed liabilities of Blue Ribbon were recorded at their estimated fair values. The purchase price allocation for the Blue Ribbon acquisition was finalized as of December 31, 2021.

SBTech Acquisition

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

(1)Includes the cash consideration, adjusted for the Net Debt Amount, the Working Capital Adjustment, and the Aggregate Strike Price Amount, as stipulated by the Business Combination Agreement, resulting in cash consideration of $184.7 million.
(2)Includes $776.5 million for the share consideration for SBTech equity of 40.7 million shares and SBTech employees’ vested options of 3.6 million options, and $12.6 million of contingent consideration, which has been paid out, for the 720 thousand earnout shares issued to former stockholders of SBTech as part of the Business Combination, recognized at their Acquisition Date fair value.

(3)Includes transaction costs incurred by SBTech shareholders to be borne by DraftKings, costs related to the SBTech restructuring transaction that were paid by DraftKings, and the tail liability insurance for SBTech’s directors and officers, as specified in the Business Combination Agreement.

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

Intangible Assets

	Fair Value	Weighted- Average Useful Life (in years)
Developed Technology	$385,566	8.0
Customer relationships	93,699	5.0
Trademarks and trade names	4,308	3.0
Gaming License	478	2.0	-	3.0
Total	$484,051

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

The following pro forma financial information for years ended December 31, 2020 and 2019 combines the historical results for Old DK for the years ended December 31, 2020 and 2019 and the historical results of SBTech, as converted to U.S. GAAP, for the respective periods:

	Year Ended December 31,
	2020 Pro Forma	2019 Pro Forma
Revenue	$643,502	$431,834
Net loss	$(1,232,651)	$(219,829)

These pro forma results were based on estimates and assumptions, which the Company believes are reasonable. The pro forma results include adjustments primarily related to purchase accounting adjustments. Acquisition costs and other non-recurring charges incurred are included in the earliest period presented.

Acquisition of Golden Nugget Online Gaming, Inc. (“GNOG”)

On August 9, 2021, the Company and GNOG entered into a definitive agreement for the Company to acquire GNOG in an all-stock transaction with an implied equity value of approximately $1.56 billion (the “GNOG Transaction”). As part of the GNOG Transaction, the Company will undergo a holding company reorganization whereby a new holding company (“New DraftKings”) will become the going-forward public company for both DraftKings and GNOG. It is expected that New DraftKings will be renamed DraftKings Inc. at the closing of the GNOG Transaction. Under the terms of the agreement and subject to certain exclusions contained therein, GNOG stockholders would receive a fixed ratio of 0.365 shares of New DraftKings’ Class A common stock for each share of GNOG that they hold on the record date. As part of the GNOG Transaction, New DraftKings will also acquire that portion of LHGN Holdco, LLC, the operating subsidiary of GNOG, that is not currently owned by GNOG from Landry’s Fertitta, LLC in exchange for shares of New DraftKings’ Class A common stock. The GNOG Transaction was subject to (i) approval by GNOG stockholders, which was obtained through the delivery of a written consent on September 8, 2021 and (ii) approval by DraftKings stockholders, which was obtained through the delivery of a written consent on August 10, 2021, and is subject to the receipt of required regulatory approvals and other customary closing conditions and is anticipated to close in the first quarter of 2022.

4.    Property and Equipment

Property and equipment, net consists of the following:

	December 31, 2021	December 31, 2020
Computer equipment and software	$48,200	$25,824
Furniture and fixtures	8,057	7,754
Leasehold improvements	30,166	24,687
Property and Equipment	86,423	58,265
Accumulated depreciation	(40,404)	(17,438)
Property and Equipment, net	$46,019	$40,827

During the years ended December 31, 2021, 2020, and 2019 the Company recorded depreciation expense on property and equipment of $13.8 million, $9.3 million, and $4.1 million, respectively.

5.    Intangible Assets and Goodwill

Intangible Assets

As of December 31, 2021, intangible assets, net consists of the following:

	Weighted- Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Developed technology	6.4	$422,900	$(87,089)	$335,811
Internally developed software	2.6	117,953	(52,607)	65,346
Gaming licenses	7.3	54,442	(13,466)	40,976
Trademarks, tradenames and other	4.5	30,639	(5,952)	24,687
Customer relationships	3.3	99,728	(33,526)	66,202
		725,662	(192,640)	533,022

Indefinite-lived intangible assets:
Digital assets	Indefinite-lived	1,995	—	1,995
Intangible assets, net		$727,657	$(192,640)	$535,017

As of December 31, 2020, intangible assets, net consists of the following:

	Weighted- Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	7.3	$439,624	$(37,704)	$401,920
Internally developed software	2.3	72,268	(33,179)	39,089
Gaming licenses	3.5	23,685	(6,354)	17,331
Trademarks and tradenames	2.8	6,537	(1,123)	5,414
Customer relationships	4.3	106,836	(14,660)	92,176
Intangible assets, net		$648,950	$(93,020)	$555,930

During the years ended December 31, 2021, 2020, and 2019 the Company recorded amortization expense on intangible assets of $107.3 million, $68.1 million, and $9.5 million, respectively

The table below shows expected amortization expense for the next five years acquired intangible assets, net recorded as of December 31, 2021:

Year ending December 31,	Estimated Amortization
2022	$115,359
2023	107,128
2024	98,584
2025	69,141
2026	57,148

Goodwill

The changes in the carrying amount of goodwill for the year ended December 31, 2021 by reporting unit are:

	B2C	B2B	Media	Total
Balance as of December 31, 2020	$353,083	$216,520	$—	$569,603
Goodwill resulting from acquisitions	7,673	8,300	47,215	63,188
Cumulative translation adjustment	—	(17,136)	—	(17,136)
Balance as of December 31, 2021	$360,756	$207,684	$47,215	$615,655

No impairment of goodwill was recorded in the years ended December 31, 2021, 2020 and 2019.

6.     Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31, 2021	December 31, 2020
Accounts payable	$52,537	$28,076
Accrued compensation and related expenses	63,803	48,449
Accrued marketing	55,275	51,436
Accrued professional fees	18,400	10,640
Accrued operating taxes	50,813	19,509
Accrued partnership fees	72,736	21,112
Accrued other expenses	74,173	44,411
Total	$387,737	$223,633

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

Borrowings under the Credit Agreement bear interest at a variable annual rate equal to the greater of (i) 1.00% above the prime rate then in effect and (ii) 6.50%, and the Credit Agreement requires monthly, interest-only payments. In addition, the Company is required to pay quarterly in arrears a fee equal to 0.25% per annum of the unused portion of the revolving line of credit. As of December 31, 2021 and December 31, 2020, the Credit Agreement provided a revolving line of credit of up to $60.0 million. There was no principal outstanding under the Credit Agreement as of December 31, 2021 and December 31, 2020. Net facility available from the Credit Agreement as of December 31, 2021 and December 31, 2020 totaled $55.8 million, which excludes the letters of credit outlined in Note 16. The Company is also subject to certain affirmative and negative covenants until maturity. In connection with the issuance of the Convertible Notes and the entry into the Capped Call Transactions, the Company obtained a waiver from Pacific Western Bank for any breach of the credit agreement that would have resulted from entering into these financing transactions. The Company also obtained a waiver from Pacific Western Bank for any breach of the credit agreement that would have resulted from exceeding a capital expenditure limitation for 2021 and the amendments to its Annual Report on Form 10-K for the year ended December 31, 2020 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021 for the previously identified material weakness that has since been remediated as noted in Item 9A. Controls and Procedures.

Convertible Notes and Capped Call

In March 2021, the Company issued zero-coupon convertible senior notes in an aggregate principal amount of $1,265.0 million, which includes proceeds from the full exercise of the over-allotment option (collectively, the “Convertible Notes”). The Convertible Notes will mature on March 15, 2028, subject to earlier conversion, redemption or repurchase. In connection with the issuance of the Convertible Notes, the Company incurred $17.0 million of lender fees and $1.7 million of debt financing costs which are being amortized through the maturity date. The Convertible Notes represent senior unsecured obligations of the Company.

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

Prior to September 15, 2027, the Convertible Notes will be convertible only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The Company will satisfy any conversion election by paying or delivering, as the case may be, cash, shares of Class A common stock or a combination of cash and shares of Class A common stock. During 2021, the conditions allowing holders of the Convertible Notes to convert their Convertible Notes were not met.

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

As of December 31, 2021, the Company's convertible debt balance was $1,248.5 million, net of debt issuance costs of $16.5 million. Although recorded at amortized cost on the Company's consolidated balance sheet, the estimated fair value of the Convertible Notes was $953.8 million as of December 31, 2021 which was calculated using the estimated or actual bids and offers of the Convertible Notes in an over-the-counter market on the last business day of the period.

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

As of December 31, 2021, and December 31, 2020, the Company’s estimated contingent liability for indirect taxes was $47.5 million and $45.9 million, respectively. The estimated contingent liability for indirect taxes is recorded within other long-term liabilities on the consolidated balance sheets and general and administrative expenses on the consolidated statements of operations.

Warrant Liabilities

As part of DEAC’s initial public offering on May 14, 2019, DEAC issued 13.3 million warrants each of which entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, DEAC completed the private sale of 6.3 million warrants to DEAC’s sponsor (the “Private Warrants”). As of December 31, 2021, there were no Public Warrants outstanding. As of December 31, 2021, 1.6 million Private Warrants remained outstanding at a fair value of $26.9 million. Due to fair value changes, the Company recorded a gain on remeasurement of warrant liabilities of $30.1 million and a loss on remeasurement of warrant liabilities of $387.6 million during 2021 and 2020, respectively. During 2021, 0.3 million Private Warrants were exercised, resulting in a reclassification to additional paid-in-capital in the amount of $9.2 million, reflecting the reclassification of the warrant liabilities of $8.5 million and proceeds upon exercise of $0.7 million. During 2020, 17.7 million Private Warrants were exercised, resulting in a reclassification to additional paid-in-capital in the amount of $649.1 million, reflecting the reclassification of the warrant liabilities of $447.1 million and proceeds upon exercise of $202.0 million.

8.    Fair Value Measurements

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

•Level 1 — Quoted prices in active markets for identical assets or liabilities.

•Level 2 — Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

•Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value as of December 31, 2021 and December 31, 2020 based on the three-tier fair value hierarchy:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds (1)	$550,169	$—	$—	$550,169
Other non-current assets:
Equity securities (2)	27,200	—	—	27,200
Put options in Vivid Seats, Inc. (2)	—	—	3,850	3,850
Total	$577,369	$—	$3,850	$581,219

Liabilities
Private Warrants (3)	$—	$26,911	$—	$26,911
Total	$—	$26,911	$—	$26,911

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities
Private Warrants (3)	$—	$65,444	$—	$65,444
Total	$—	$65,444	$—	$65,444

(1)The Company measures its money market funds at fair value. The Company classifies its money market funds as Level 1 because the Company values these assets using quoted market prices.
(2)The Company measures its marketable equity securities at fair value. The Company classifies its marketable equity securities as Level 1 because the Company values these assets using quoted market prices. As of December 31, 2021, these marketable equity securities include the Company's investment of 2.5 million shares of Class A Common Stock in Vivid Seats Inc. During the fourth quarter of 2021, the Company also obtained the option to sell its 2.5 million shares of Class A Common Stock in Vivid Seats, Inc., at a price of $9.77 per share to a third party. The change in the fair value of these put options between the acquisition date in the fourth quarter of 2021 and December 31, 2021 was not significant. During 2021, the Company recorded $6.1 million of unrealized gains between the equity securities and the related options. The Company measures its put options in Vivid Seats, Inc. at fair value using a Black-Scholes model and accordingly classifies these put options as Level 3. The following table provides qualitative information regarding the assumptions used to fair value the instrument:

December 31, 2021
Class A common stock price	$10.88
Repurchase price	$9.77
Term to repurchase date (in years)	0.71 years
Volatility	60.0%
Risk-free rate	0.3%
Dividend yield	0.0%
(3)The Company measures its Private Warrants at fair value using a binomial lattice model with the significant assumptions being observable inputs and accordingly classifies these liabilities as Level 2.

9.    Stockholders’ Equity (Deficit)

The consolidated statements of changes in equity reflect the Reverse Recapitalization and SBTech Acquisition as defined in Note 1 as of April 23, 2020. As Old DK was deemed the accounting acquirer in the Reverse Recapitalization with DEAC, all periods prior to the consummation date reflect the balances and activity of Old DK. The consolidated balances as of December 31, 2019 from the audited consolidated financial statements of Old DK as of that date, share activity (convertible redeemable preferred stock and common stock) and per share amounts in these consolidated statements of equity were retroactively adjusted, where applicable, using the recapitalization exchange ratio of 0.353628. All convertible redeemable preferred stock classified as mezzanine was retroactively adjusted, converted into Class A common stock, and reclassified to permanent as a result of the Reverse Recapitalization. Redeemable convertible preferred Series E-1 stock converted into shares of Old DK common stock at a share conversion factor of 1.40 whereas Series F converted into shares of Old DK common stock at a share conversion factor of 1 and both were immediately exchanged for Class A common stock of the Company using the recapitalization exchange ratio of 0.353628 as a result of the Reverse Recapitalization.

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

Upon the consummation of the Business Combination, the mandatory conversion feature was triggered for the Company’s convertible notes then outstanding. As a result, all outstanding principal of $109.2 million and unpaid accrued interest of $3.4 million was collectively converted to equity securities at $10 per share. The noteholders received 11.3 million shares of Class A common stock in New DraftKings as result of the conversion.

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

As of December 31, 2021, the Company had 300.0 million shares authorized of preferred stock, $0.0001 par value, of which none were issued and outstanding as of December 31, 2021 or December 31, 2020.

10.     Revenue Recognition

Deferred Revenue

The Company included deferred revenue within accounts payable and accrued expenses and liabilities to users in the consolidated balance sheets. The deferred revenue balances were as follows:

	Year Ended December 31,
	2021	2020
Deferred revenue, beginning of the period	$30,627	$20,760
Deferred revenue, end of the period	$91,554	$30,627
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	$28,319	$11,221

Deferred revenue primarily represents contract liabilities related to the Company’s obligation to transfer future value in relation to in period transactions in which the Company has received consideration. Such obligations are recognized as liabilities when awarded to users and are recognized as revenue when those liabilities are later resolved.

Revenue Disaggregation

Disaggregation of revenue for years ended December 31, 2021, 2020 and 2019 are as follows:

	Year Ended December 31,
	2021	2020	2019
Online gaming	$1,145,539	$517,632	$308,177
Gaming software	97,415	75,629	—
Other	53,071	21,271	15,233
Total Revenue	$1,296,025	$614,532	$323,410

Online gaming includes DFS, iGaming and Sportsbook which have certain similar attributes and pattern of recognition.

The following table presents the Company’s revenue by geographic region for the periods indicated:

	Year ended December 31,
	2021	2020	2019
United States	$1,198,748	$544,463	$318,144
International	97,277	70,069	5,266
Total Revenue	$1,296,025	$614,532	$323,410

SBTech has offered its services through a reseller model in Asia. The agreement with the reseller was terminated as of April 1, 2021, with a transition period that has already ended. As of December 31, 2021, we no longer had agreements with any resellers.

11.  Stock-Based Compensation

In 2012, the Board of Directors adopted the 2012 Stock Option and Restricted Stock Incentive Plan (the “2012 Plan”), which provides for the granting of incentive and nonqualified stock options, shares of restricted stock and other equity interests or awards in the Company. The Company only issued time-based vesting awards under the 2012 Plan.

In 2017, the Board approved the 2017 Equity Incentive Plan (the “2017 Plan”). No new awards have been issued under the 2012 Plan following the approval of the 2017 Plan. The 2017 Plan provides for the granting of incentive and nonqualified stock options, shares of restricted stock and other equity interests or awards in the Company. The Company issued time-based and performance-based vesting awards under the 2017 Plan. As of December 31, 2021, the total combined number of shares available for grant under the 2012 Plan and 2017 Plan was 10.4 million.

In 2020, the Board approved the 2020 Incentive Award Plan (the “2020 Plan”, together with the 2012 Plan and the 2017 Plan, the “Plans”). The 2020 Plan provides for the granting of incentive and nonqualified stock options, restricted stock units (“RSUs”) and other equity interests or awards in the Company. As of December 31, 2021, the total number of shares available for grant under the 2020 Plan was 44.5 million shares. The Company issued time-based and performance-based vesting awards under the 2020 Plan. As of December 31, 2021, a share reserve established that the aggregate number of shares may not exceed 900.0 million shares under the Plans.

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

Time-based awards generally vest over a four-year period in annual and/or quarterly installments and expire no later than ten years from the date of grant. Time-based options are valued using the Black-Scholes option-pricing model with the assumptions noted in the table below. The fair value of time-based RSUs is estimated on the grant date using the underlying share price.

LTIP awards that were granted as RSUs in 2021 vest based on long-term revenue targets and used the underlying share price on the grant date to estimate their fair value. LTIP awards that were granted as RSUs in 2020 vested based on reaching specific share price targets and used a Monte Carlo Simulation with the assumptions noted in the table below to estimate their fair value. Prior to 2020, LTIP awards were granted as stock options and were valued using the Black-Scholes option-pricing model with the assumptions noted in the table below.

PSP awards granted in 2021 and 2020 vest based on meeting both revenue and EBITDA targets. As these awards are performance-based RSUs, the fair value is estimated on the grant date using the underlying share price. Prior to 2020, PSP awards were granted as stock options and were valued using the Black-Scholes option-pricing model with the assumptions noted in the table below.

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

The expected term represents the period of time that the options are expected to be outstanding. The expected term is estimated using the average of the vesting term and the original contractual term of the option. The risk-free interest rate is estimated using the rate of return on U.S. treasury notes with a life that approximates the expected life of the option. The fair value of the stock options issued was measured using the following assumptions:

	Year ended December 31,
	2021	2020	2019
Risk free interest rate	1.1%	0.4%	2.0%
Expected term (in years)	5.8	6.1	6.0
Expected volatility	43.0%	42.5%	41.5%
Expected dividend yield	0.0%	0.0%	0.0%

For grants with market-based conditions, the fair value of each award was determined using a Monte Carlo Simulation. No awards with market-based conditions were granted in 2021. The model uses multiple input variables that determined the probability of satisfying the market condition requirements as follows:

Year ended December 31, 2020
Risk free interest rate	1.7%
Expected volatility	38.9%
Expected dividend yield	0.0%

The following table shows stock option activity for the year ended December 31, 2021, 2020, and 2019:

	Time-based		PSP		LTIP		Total	Weighted Average Exercise Price of Options	Weighted Average FMV of RSUs	Weighted Average Remaining Term of Options (Years)	Aggregate Intrinsic Value of Options
	Options	RSUs	Options	RSUs	Options	RSUs
Outstanding at December 31, 2019	27,853	—	3,972	—	16,201	—	48,026	$2.86	$—	7.64	$203,431
Granted	4,781	3,816	—	907	—	28,354	37,858	4.11	34.63	—	—
Exercised options / vested RSUs	(11,621)	(149)	(932)	—	(2,347)	(15,554)	(30,603)	1.28	21.03	—	—
Forfeited	(494)	(119)	(17)	—	—	—	(630)	5.24	33.72	—	—
Outstanding at December 31, 2020	20,519	3,548	3,023	907	13,854	12,800	54,651	3.57	47.01	7.05	1,607,562
Granted	1,100	2,466	—	600	—	6,744	10,910	50.60	52.97	—	—
Exercised options / vested RSUs	(6,571)	(1,523)	(667)	—	(2,183)	—	(10,944)	3.33	37.64	—	—
Forfeited	(353)	(296)	(2)	(19)	—	(201)	(871)	4.30	44.20	—	—
Outstanding at December 31, 2021	14,695	4,195	2,354	1,488	11,671	19,343	53,746	$5.46	$49.94	6.34	$662,108

The following table provides additional information for stock option awards outstanding as of December 31, 2021:

	Awards Outstanding	Weighted Average Remaining Term of Options (Years)	Aggregate Intrinsic Value	Weighted Average Exercise Price of Options
Stock options exercisable	25,276	6.13	$605,212	$3.86
Stock option expected to vest	3,444	7.87	$56,896	$17.05

As of December 31, 2021, total unrecognized stock-based compensation expense of $742.0 million related to granted and unvested share-based compensation arrangements is expected to be recognized over a weighted-average period of 1.8 years. The following table shows stock compensation expense for the years ended December 31, 2021, 2020 and 2019:

	Year ended			Year ended			Year ended
	December 31, 2021			December 31, 2020			December 31, 2019
	Options	RSUs	Total	Options	RSUs	Total	Options	RSUs	Total
Time Based (1)	$14,654	$61,085	$75,739	$8,176	$21,286	$29,462	$7,065	$—	$7,065
PSP (2)	—	82,089	82,089	1,633	21,275	22,908	5,222	—	5,222
LTIP (2)	—	525,465	525,465	9,552	255,116	264,668	5,326	—	5,326
B Shares (3)	—	—	—	8,000	—	8,000	—	—	—
Total	$14,654	$668,639	$683,293	$27,361	$297,677	$325,038	$17,613	$—	$17,613

(1) Time-based awards vest and are expensed over a defined service period.
(2) PSP and LTIP awards vest based on defined performance criteria and are expensed based on the probability of achieving such criteria.
(3) Related to the Business Combination; Class B shares have no economic rights.

The weighted-average grant-date fair values of options granted during the years ended December 31, 2021, 2020 and 2019 were $19.53, $2.00 and $2.00 per share, respectively.

During the years ended December 31, 2021, 2020 and 2019 the Company received proceeds from the exercise of stock options of $31.5 million, $27.6 million and $1.1 million respectively, and the aggregate intrinsic value of those stock options exercised was $473.4 million, $1,256.0 million and $3.4 million respectively. The total grant date fair value of stock options that vested during the years ended December 31, 2021, 2020 and 2019 were $14.0 million, $35.1 million and $9.8 million, respectively.

12.  Income Taxes

Loss before income tax provision (benefit) for the years ended December 31, 2021, 2020 and 2019 consists of the following:

	Year ended December 31,
	2021	2020	2019
United States	$(1,391,154)	$(1,168,482)	$(142,198)
Foreign	(126,490)	(63,409)	1
Loss before income tax provision (benefit)	$(1,517,644)	$(1,231,891)	$(142,197)

The components of the provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$90	$(49)	$—
State	514	250	—
Foreign	23,174	1,456	4
Total current provision	23,778	1,657	4
Deferred:
Federal	(5,523)	(442)	—
State	(2,075)	31	54
Foreign	(7,911)	(1,868)	—
Total deferred provision	(15,509)	(2,279)	54
Total income tax provision (benefit)	$8,269	$(622)	$58

The reconciliation between income taxes computed at the U.S. statutory income tax rate to our provision for income taxes for the years ended December 31, 2021, 2020 and 2019 are as follows:

	Year ended December 31,
	2021	2020	2019
Benefit for income taxes at 21% rate	$(318,705)	$(258,697)	$(29,863)
Prior year provision true-ups	(16,878)	(5)	3,164
State taxes, net of federal benefit	(142,119)	(13,328)	(7,522)
Internal restructurings	(167,692)	—	—
Stock-based compensation (benefit) expense	(70,150)	(190,766)	2,412
Non-deductible lobbying expenses	9,938	2,072	1,885
Non-deductible acquisition expenses	455	4,041	2,068
Change in valuation allowance	575,225	243,352	19,988
Net operating loss write-off	—	998	7,246
Non-deductible executive compensation	117,849	118,423	—
(Gain) loss on remeasurement of warrant liabilities	(6,301)	81,388	—
Foreign rate differential	16,588	13,456	—
Foreign currency adjustments	8,265	(2,086)	—
Income tax reserves	5,098	1,676	—
Other	(3,304)	(1,146)	680
Total income tax provision (benefit)	$8,269	$(622)	$58

Significant components of the Company’s deferred tax assets (liabilities) as of December 31, 2021 and 2020 are as follows:

	Year ended December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$778,989	$459,508
Intangible assets	163,242	—
Accrual and other temporary differences	42,381	19,432
Operating lease	17,141	15,002
Stock-based compensation	88,650	8,618
Gross deferred tax assets	1,090,403	502,560
Valuation allowance	(1,053,892)	(478,667)
Net deferred tax assets	$36,511	$23,893

Deferred tax liability:
Capitalized software costs	$(12,724)	$(8,469)
Fixed assets	(554)	(1,351)
Operating lease	(15,581)	(11,251)
Other deferred tax liabilities	(221)	—
Total net deferred tax assets	$7,431	$2,822

The Company records its deferred tax assets in deposits and other non-current assets and its deferred tax liabilities in other long-term liabilities in the consolidated balance sheets. The Company has provided a valuation allowance for the U.S. deferred tax assets as of December 31, 2021. For the year ended December 31, 2021, the U.S. valuation allowance increased by $575.2 million primarily based on the current year operating loss and intangible assets.

As of December 31, 2021, the Company had U.S. federal and state tax net operating loss carryforwards of $2,722.0 million and $2,996.0 million, respectively, which may be available to offset future income tax liabilities. Of the federal net operating loss carryforward, $676.2 million expires at various dates beginning in 2032 through 2037 and $2,045.8 million does not expire. Of the state net operating loss carryforward, $2,875.3 million expires at various dates beginning in 2022 through 2041 and $120.7 million does not expire.

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

As of December 31, 2021, foreign earnings of $9.7 million have been retained by the Company’s foreign subsidiaries for indefinite reinvestment. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company could be subject to withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred income tax liability related to these outside basis differences is not practicable.

In addition to filing federal income tax returns, the Company files income tax returns in numerous states and foreign jurisdictions that impose an income tax. The Company is subject to U.S. federal, state and local income tax examinations by tax authorities for the years beginning in 2012. Tax years after 2012 remain open in certain major foreign jurisdictions and are subject to examination by the taxing authorities.

The following table presents a reconciliation of the total amounts of unrecognized tax benefits, excluding interest and penalties, included in long-term income tax liabilities on the Company's consolidated balance sheets:

	Year ended December 31,
	2021	2020	2019
Unrecognized tax benefits at the beginning of the year	$70,341	$—	$—
Additions for tax positions of prior years	—	70,341	—
Foreign currency adjustments	2,066	—	—
Unrecognized tax benefits at the end of the year	$72,407	$70,341	$—

If the unrecognized tax benefit balance as of December 31, 2021 were recognized, it would decrease the Company’s effective tax rate. The Company does not anticipate any material changes to its unrecognized tax benefits within the next 12 months.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as income tax expense. During the years ended December 31, 2021, 2020 and 2019 the Company recognized $5.0 million, $1.7 million and $0.0 million in interest and penalties. The Company had $6.7 million, $1.7 million and $0.0 million of interest and penalties accrued at December 31, 2021, 2020 and 2019, respectively.

13.  Segment Information

The Company operates its business and reports its results through two operating and reportable segments: B2C and B2B, in accordance with ASC Topic 280, Segment Reporting. The B2C segment provides users with DFS, Sportsbook and iGaming products, as well as media and other online consumer product offerings. The B2B segment is involved in the design, development and licensing of sports betting and casino gaming software for its Sportsbook and casino gaming products, which is primarily comprised of SBTech.

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

The accounting policies of our two segments are the same as those described in Note 2, “Summary of Significant Accounting Policies and Practices.” Any intercompany revenues or expenses are eliminated in consolidation. All of the Company’s operating revenues and expenses, other than those excluded from Adjusted EBITDA as detailed below, are allocated to the Company’s reportable segments. We define and calculate Adjusted EBITDA as net loss before the impact of interest income or expense, income tax expense and depreciation and amortization, and further adjusted for the following items: stock-based compensation, transaction-related costs, litigation, settlement and related costs and certain other non-recurring, non-cash and non-core items, as described in the reconciliation below.
A measure of segment assets and liabilities has not been currently provided to the Company’s CODM and therefore is not shown below. Summarized financial information for the Company’s segments is shown in the following table:

	Year ended December 31,
	2021	2020	2019
Revenue:
B2C	$1,198,610	$538,903	$323,410
B2B	97,415	75,629	—
Total revenue	1,296,025	614,532	323,410

Adjusted EBITDA:
B2C	(654,432)	(393,461)	(98,640)
B2B	(21,701)	1,542	—
Total adjusted EBITDA	(676,133)	(391,919)	(98,640)
Adjusted for:
Depreciation and amortization	121,138	77,410	13,636
Interest expense (income), net	(1,957)	1,070	(1,348)
Income tax (benefit) provision	8,269	(622)	58
Stock-based compensation	683,293	325,038	17,613
Transaction-related costs	25,316	36,406	10,472
Litigation, settlement and related costs	10,392	6,839	3,695
Advocacy and other related legal expenses	40,415	—	—
(Gain) loss on remeasurement of warrant liabilities	(30,065)	387,565	—
Other non-recurring, special project and non-operating (income) costs	(9,739)	6,210	(32)
Net Loss attributable to common shareholders	$(1,523,195)	$(1,231,835)	$(142,734)

Due to the timing of the Business Combination, the year ended December 31, 2020 reflects B2B/SBTech activity beginning April 24, 2020 and the year ended December 31, 2019 does not reflect B2B/SBTech activity.

14.  Loss Per Share

The computation of loss per share and weighted-average shares of the Company’s Class A common stock outstanding for the periods presented are as follows:

	Year ended December 31,
	2021	2020	2019
Net loss	$(1,523,195)	$(1,231,835)	$(142,734)
Basic and diluted weighted-average common shares outstanding	402,492	305,593	184,603
Loss per share attributable to common stockholders:
Basic and diluted	$(3.78)	$(4.03)	$(0.77)

There were no preferred or other dividends declared for the period. For the periods presented, the following securities were not required to be included in the computation of diluted shares outstanding:

	Year ended December 31,
	2021	2020	2019
Warrants	1,613	2,061	182
Stock options and RSUs	53,746	54,651	48,026
Convertible notes	13,337	—	7,409
Total	68,696	56,712	55,617

15.  Related-Party Transactions

Media Purchase Agreement (“MPA”)

In July 2015, Old DK entered into an MPA with a related party for various media placements from 2015 through 2018. The MPA was amended to extend through 2021. The annual commitment for calendar years 2017 through 2021 was $15.0 million per year, plus an additional contingent commitment of $5.0 million per year. The contingent commitment relates to the Company’s allocation of its non-integration advertising with other advertisers. Effective January 2019, the future minimum commitments related to the MPA were reduced to $15.0 million in aggregate through December 31, 2021 ($5.0 million per year) and the contingent commitment was removed. As the Company satisfied the $15.0 million commitment, the MPA has expired. The Company recorded expense of $0.0 million, $25.8 million and $8.4 million related to the MPA for the years ended December 31, 2021, 2020, and 2019, respectively, in sales and marketing expenses in the consolidated statements of operations.

Financial Advisor and Private Placement Agent

Old DK entered into an engagement letter with a related party (the “Financial Advisor”) in August 2019, as amended in December 2019. Pursuant to the engagement letter, the Financial Advisor acted as the Private Placement Agent to Old DK, and Old DK agreed to pay certain acquisition and financing fees in connection with the Business Combination with SBTech and DEAC. In addition, this Financial advisor was also engaged to assist with the GNOG Transaction. For the years ended December 31, 2021, 2020, and 2019, the Company incurred $2.5 million, $12.3 million, and $0.0 million, respectively, of fees. For the $12.3 million of fees incurred during the year ended December 31, 2020, approximately $7.0 million were charged against additional paid in capital in the accompanying consolidated balance sheet with the remainder included in general and administrative expenses in the accompanying consolidated statement of operations.

Receivables from Equity Method Investment

The Company provides office space and general operational support to DKFS, LLC, an equity-method affiliate. The operational support is primarily general and administrative services. As of December 31, 2021, and 2020, the Company had $0.6 million and $1.1 million, respectively, of receivables from the entity related to those services and expenses to be reimbursed to the Company, which are included within non-current assets in the consolidated balance sheets.

Transactions with a Shareholder and their Immediate Family Members

As of December 31, 2021 and December 31, 2020, the Company had $3.8 million and $1.9 million respectively, of receivables due from former shareholders of SBTech, which includes a current director and shareholder of the Company. During 2021 and 2020, the Company had $4.5 million and $2.7 million in sales to entities related to an immediate family member of the director. The Company had an associated accounts receivable balance of $0.2 million and $0.5 million as of December 31, 2021 and December 31, 2020, respectively, included in accounts receivable in its consolidated balance sheets.

16.  Leases, Commitments and Contingencies

Leases

The Company leases corporate office facilities, data centers, and motor vehicles under operating lease agreements. Some of the Company's leases include one or more options to renew. For a majority of our leases, we do not assume renewals in our determination of the lease term as the renewals are not deemed to be reasonably assured. Our lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. As of December 31, 2021, the Company’s lease agreements typically have terms not exceeding ten years.

Payments under the Company’s lease arrangements may be fixed or variable, and variable lease payments primarily represent costs related to common area maintenance and utilities. The components of lease expense are as follows:

	December 31, 2021	December 31, 2020
Operating lease cost	$16,551	$14,968
Short term lease cost	3,273	2,538
Variable lease cost	4,261	3,652
Sublease income	(774)	(1,382)
Total lease cost	$23,311	$19,776

Other information related to leases are as follows:

	December 31, 2021	December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$17,162	$11,586
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,329	$42,673
Weighted-average remaining lease term (in years):
Operating leases	5.8
Weighted-average discount rate:
Operating leases	6.5%

The Company calculated the weighted-average discount rates using incremental borrowing rates, which equal the rates of interest that it would pay to borrow funds on a fully collateralized basis over a similar term.

Maturity of lease liabilities are as follows:

December 31, 2021
2022	$16,593
2023	15,518
2024	13,018
2025	11,277
2026	9,855
Thereafter	18,340
Total undiscounted future cash flows	84,600
Less: Imputed interest	(14,445)
Present value of undiscounted future cash flows	$70,155

As of December 31, 2021, the Company has an additional corporate office lease that has not yet commenced with lease obligations of approximately $33.7 million that are not included in the table above. These operating leases will commence in 2022 with lease a term of approximately 11 years.

As of December 31, 2021, the Company had long-lived assets, which consists of operating lease right-of-use assets and property and equipment, net, of $77.2 million and $32.6 million located in the United States and internationally, respectively. As of December 31, 2020, the company had long-lived assets of $68.9 million and $40.1 million located in the United States and internationally, respectively.

Other Contractual Obligations and Contingencies

The Company is a party to several non-cancelable contracts with vendors where the Company is obligated to make future minimum payments under the terms of these contracts as follows:

Year ending December 31,
2022	$404,300
2023	384,029
2024	326,418
2025	277,186
2026	165,414
Thereafter	336,905
Total	$1,894,252

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

On October 6, 2021, the court entered judgment and an order approving a settlement and dismissing the claims with prejudice brought by all plaintiffs except the family members plaintiffs and one plaintiff asserting claims against the DFS defendants as a concerned citizen of the State of Florida. This settlement agreement became effective on November 5, 2021; as a result, the only remaining plaintiffs are the family member plaintiffs and the plaintiff who asserted the concerned citizen claims. On January 21, 2022, DraftKings and the family member plaintiffs filed a joint motion for preliminary approval of a proposed settlement; the court heard the motion on January 25, 2022 but has not yet preliminarily approved the proposed settlement. Once the family member settlement agreement becomes effective, the only remaining plaintiff will be the plaintiff who filed the concerned citizen claims.

The Company intends to vigorously defend this case. If the plaintiffs obtain a judgment in their favor in this matter, the Company could be subject to substantial damages and it could be restricted from offering DFS contests in certain states. The Company established an accrual for this matter, but it cannot provide any assurance as to the outcome of this lawsuit.

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

1,000 Mass Arbitration Demands Filed by One Law Firm

On October 21, 2019, a law firm filed 1000 “mass arbitrations” against the Company with the American Arbitration Association (“AAA”) on behalf of purported DraftKings users that assert claims similar to those in the multi-district litigation described above. After the law firm filed the 1000 “mass arbitrations,” the AAA informed DraftKings in writing that it would close their files on, and decline to administer, the 1000 “mass arbitrations” unless the Company waived two provisions in its terms of use and that the parties would then be free to bring their claims in court. The Company elected not to waive the subject terms of use provisions. On November 6, 2020, the same law firm filed a complaint against DraftKings in Massachusetts Superior Court (Suffolk County), entitled Aaron Abramson, et al. v. DraftKings. In Abramson, the law firm sought, among other things, to compel arbitration against DraftKings on behalf of nine hundred ninety-nine (999) individuals. The Company established an accrual for this matter.

On August 7, 2021, DraftKings entered into a settlement agreement which, among other things, resolved the Abramson lawsuit. On or about September 8, 2021, the plaintiffs and DraftKings filed a joint dismissal (without prejudice) of the Abramson lawsuit.

Interactive Games LLC

On June 14, 2019, Interactive Games LLC filed suit against the Company in the U.S. District Court for the District of Delaware, alleging that our Daily Fantasy Sports product infringes two patents and the Company’s Sportsbook product offering infringes two different patents. DraftKings intends to vigorously defend this case. In the event that a court ultimately determines that the Company is infringing the asserted patents, it may be subject to substantial damages, which may include treble damages and/or an injunction that could require the Company to modify certain features that we currently offer.

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

Winview Inc.

On July 7, 2021, Winview Inc., a Delaware Corporation filed suit against the Company in the U.S. District Court for the District of New Jersey, which was subsequently amended on July 28, 2021, alleging that our Sportsbook product infringes two patents, our Daily Fantasy Sports product infringes one patent, and that our Sportsbook product and Daily Fantasy Sports product infringes another patent. On November 15, 2021, Winview filed a second amended complaint (the “SAC”), adding as defendants DraftKings Inc., a Delaware Corporation, and Crown Gaming Inc., a Delaware Corporation. The SAC largely repeats the allegations of the first amended complaint.

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

Securities Matters

On July 2, 2021, the first of two substantially similar federal securities law putative class actions was filed in the U.S. District Court for the Southern District of New York against the Company and certain of its officers. The actions allege violations of Sections 10(b) and 20(a) of the Exchange Act on a behalf of a putative class of persons who purchased or otherwise acquired DraftKings stock between December 23, 2019 and June 15, 2021. The allegations relate to, among other things, allegedly false and misleading statements and/or failures to disclose information about the Company’s business and prospects, based primarily upon the allegations concerning SBTech that were contained in a report published about the Company on June 15, 2021 by Hindenburg Research (the “Hindenburg Report”). The Company intends to vigorously defend against these claims. On November 12, 2021, the Court consolidated the two actions under the caption In re DraftKings Securities Litigation and appointed a lead plaintiff. The lead plaintiff filed a consolidated amended complaint on January 11, 2022.

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

Shareholder Derivative Litigation

On October 21, 2021, the first of four substantially similar putative shareholder derivative actions was filed in Nevada by alleged shareholders of the Company. The actions purport to assert claims on behalf of the Company against certain current and former officers and/or members of the Board of Directors of the Company and DEAC. Two actions were filed in the U.S. District Court for the District of Nevada, and two actions were filed in Nevada state District Court in Clark County. The actions purport to assert claims on behalf of the Company for, among other things, breach of fiduciary duty and corporate waste based primarily upon the allegations concerning SBTech that were contained in the Hindenburg Report. The two federal court actions also contend that certain individuals are liable to the Company for any adverse judgment in the federal securities class actions described above under Sections 10(b) and 21D of the Exchange Act. The complaint seeks unspecified compensatory damages, changes to corporate governance and internal procedures, equitable and injunctive relief, restitution, costs and attorney's fees.

The Company cannot predict with any degree of certainty the outcome of these matters or determine the extent of any potential liabilities. The Company also cannot provide an estimate of the possible loss or range of loss. Because these actions allege claims on behalf of the Company and purport to seek a judgment in favor of the Company, the Company does not believe, based on currently available information, that the outcome of these proceedings will have a material adverse effect on DraftKings’ financial condition, although the outcome could be material to DraftKings’ operating results for any particular period, depending, in part, upon the operating results for such period.

AG 18, LLC d/b/a/ Arrow Gaming

On August 19, 2021, AG 18, LLC d/b/a/ Arrow Gaming (“Arrow Gaming”) filed a complaint against DraftKings in the United States District Court for the District of New Jersey alleging that DraftKings’ DFS and Casino products infringe four patents. On October 12, 2021, Arrow Gaming filed an amended complaint to add one additional patent. On December 20, 2021, Arrow Gaming filed a second amended complaint adding new allegations with respect to alleged willful infringement.

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

Beteiro, LLC

On November 22, 2021, Beteiro, LLC filed a complaint against the Company in the United States District Court for the District of New Jersey alleging that the Company’s Sportsbook and Casino products infringe four patents.

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

Diogenes Ltd. & Colossus(IOM) Ltd.

On December 1, 2021, Diogenes Ltd. & Colossus (IOM) Ltd. (“Colossus”), filed a complaint against the Company in the United States District Court for the District of Delaware alleging that the Company’s Sportsbook products infringe seven patents. Colossus amended its complaint on February 7, 2022, to, among other things, add one additional patent.

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

Letters of Credit

In connection with the Credit Agreement with Pacific Western Bank, the Company has entered into several letters of credit totaling $4.2 million as of December 31, 2021 and December 31, 2020 for the Company’s leases of office space.

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

2.4***
Agreement and Plan of Merger, by and among DraftKings Inc., New Duke Holdco, Inc., Golden Nugget Online Gaming, Inc., Duke Merger Sub, Inc. and Gulf Merger Sub, Inc., dated as of August 8, 2021 (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K, filed with the SEC on August 10, 2021).

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

4.5
Indenture, dated as of March 18, 2021, between the Company and Computershare Trust Company, N.A., as trustee (including Form of 0% Convertible Senior Notes due 2028) (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K, filed with the SEC on March 18, 2021).

4.6	Description of Registered Securities (incorporated by reference to Exhibit 4.5 of the Company's Amended Annual Report on Form 10-K/A, filed with the SEC on May 3, 2021).
10.1+	DraftKings Inc. 2020 Incentive Award Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on April 29, 2020).
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

10.29+	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 15, 2020).
10.30+	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 15, 2020).
10.31	Form of Base Capped Call Transaction Confirmation (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed with the SEC on March 18, 2021).
10.32	Form of Additional Capped Call Transaction Confirmation (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, filed with the SEC on March 18, 2021).
10.33
Executive Employment Agreement, dated August 5, 2021, between DraftKings Inc. and R. Stanton Dodge (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q, filed with the SEC on August 6, 2021).

10.34
Executive Employment Agreement, dated August 5, 2021, between DraftKings Inc. and Jason Park (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q, filed with the SEC on August 6, 2021).

10.35
Support Agreement, by and among DraftKings Inc., Tilman J. Fertitta, Fertitta Entertainment, Inc., Landry’s Fertitta, LLC, Golden Landry’s LLC, Golden Fertitta, LLC and New Duke Holdco, Inc., dated as of August 8, 2021 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed with the SEC on August 10, 2021).

14.1	Code of Business Ethics of the Company, dated April 23, 2020 (incorporated by reference to Exhibit 14.1 of the Company's Amended Annual Report on Form 10-K/A, filed with the SEC on May 3, 2021).
21.1*	List of Subsidiaries
23.1*	Consent of BDO USA, LLP, independent registered public accounting firm.
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104.1	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).

*    Filed herewith.

**    Certain portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). The Registrant agrees to furnish an unredacted copy of the exhibit to the SEC upon its request.

*** Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted attachment to the SEC on a confidential basis upon request.

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

Date: February 18, 2022

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

Name	Position	Date

/s/ Jason D. Robins	Chief Executive Officer and Chairman	February 18, 2022
Jason D. Robins	(Principal Executive Officer)

/s/ Jason K. Park	Chief Financial Officer	February 18, 2022
Jason K. Park	(Principal Financial Officer)

/s/ Erik Bradbury	Chief Accounting Officer	February 18, 2022
Erik Bradbury	(Principal Accounting Officer)

/s/ Harry Evans Sloan	Vice Chairman	February 18, 2022
Harry Evans Sloan

/s/ Matthew Kalish	Director	February 18, 2022
Matthew Kalish

/s/ Woodrow H. Levin	Director	February 18, 2022
Woodrow H. Levin

/s/ Paul Liberman	Director	February 18, 2022
Paul Liberman

/s/ Shalom Meckenzie	Director	February 18, 2022
Shalom Meckenzie

/s/ Jocelyn Moore	Director	February 18, 2022
Jocelyn Moore

/s/ Ryan R. Moore	Director	February 18, 2022
Ryan R. Moore

/s/ Valerie Mosley	Director	February 18, 2022
Valerie Mosley

/s/ Steven J. Murray	Director	February 18, 2022
Steven J. Murray

/s/ Hany M. Nada	Director	February 18, 2022
Hany M. Nada

/s/ John S. Salter	Director	February 18, 2022
John S. Salter

/s/ Marni M. Walden	Director	February 18, 2022
Marni M. Walden